Form 10QSB
period 1996-03-31
REGENT ASSISTED LIVING INC
filed 1996-05-15
CIK 1000693

- - --------------------------------------------------------------------------------
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20459

                                FORM 10-QSB

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1994

               For the Quarterly period ending March 31, 1996

         /   / TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1994

                For the Transition period from ____ to ____

                       Commission file number 0-27108

                        REGENT ASSISTED LIVING, INC.
           (Exact name of registrant as specified in its charter)

           OREGON                                    93-1171049
 (State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                  Identification No.)

                          2260 U.S. Bancorp Tower
                            111 SW Fifth Avenue
                           Portland, Oregon 97204
                  (Address of principal executive offices)

                                503-227-4000
            (Registrant's telephone number, including area code)

Indicated by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / X /   No /   /

             Shares of Registrant's Common Stock, No par value,
                   outstanding at May 1, 1996 - 4,633,000

- - --------------------------------------------------------------------------------

                        REGENT ASSISTED LIVING, INC.

                                FORM 10-QSB

                               MARCH 31, 1996


                                   INDEX

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets of Regent Assisted Living, Inc.,
as of March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . .  3

Condensed Statements of Operations of Regent Assisted Living,
Inc., for the three months ended March 31, 1996 and Regent
Assisted Living Group for the three months ended March 31, 1995. . . . .  4

Condensed Statements of Cash Flows of Regent Assisted Living,
Inc., for the three months ended March 31, 1996 and Regent
Assisted Living Group for the three months ended March 31, 1995. . . . .  5

Notes to Condensed Financial Statements. . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . 10

                                   PART I
                       ITEM 1 - FINANCIAL INFORMATION

                 REGENT ASSISTED LIVING, INC. (THE COMPANY)

                          CONDENSED BALANCE SHEETS

                                                                                                          March 31,
                                                                                   December 31,              1996
                                                                                       1995              (Unaudited)
                                                                                  ----------------    -------------------
                                   ASSETS

     Current assets:
       Cash and cash equivalents                                                       $7,585,952             $7,421,574
       Investments                                                                      1,952,542
       Accounts receivable                                                                115,736                 96,821
       Prepaid expenses                                                                    77,928                125,438
                                                                                  ----------------       ----------------
          Total current assets                                                          9,732,158              7,643,833

     Property and equipment,  net                                                       7,927,331              9,812,587
     Restricted cash                                                                       76,364
     Other assets                                                                         450,757                459,122
                                                                                  ----------------       ----------------
          Total assets                                                                $18,186,610            $17,915,542
                                                                                  ================       ================

                                LIABILITIES

     Current liabilities:
       Accounts payable and accrued expenses                                             $975,464               $746,950
       Accrued interest                                                                    33,939                 46,663
       Current portion of long-term debt                                                   76,284                 69,867
                                                                                  ----------------       ----------------
          Total current liabilities                                                     1,085,687                863,480

     Long-term debt                                                                     6,023,716              6,005,732
     Other liabilities                                                                    417,005                339,151
                                                                                  ----------------       ----------------
          Total liabilities                                                             7,526,408              7,208,363
                                                                                  ----------------       ----------------


                            SHAREHOLDERS' EQUITY

     Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                                     - - -                  - - -
     Common stock, no par value, 25,000,000 shares authorized;
       4,633,000 shares issued and outstanding                                         10,758,703             10,758,703
     Accumulated deficit                                                                  (98,501)               (51,524)
                                                                                  ----------------       ----------------

          Total shareholders' equity                                                   10,660,202             10,707,179
                                                                                  ----------------       ----------------

          Total liabilities and shareholders' equity                                  $18,186,610            $17,915,542
                                                                                  ================       ================



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                 REGENT ASSISTED LIVING, INC. (THE COMPANY)
               AND REGENT ASSISTED LIVING GROUP (PREDECESSOR)

                     CONDENSED STATEMENTS OF OPERATIONS

                                                                                                 (Unaudited)
                                                                                      Predecessor             The Company
                                                                               ---------------------------------------------
                                                                               Three Months Ended      Three Months Ended
                                                                                   March 31, 1995          March 31, 1996
                                                                               ---------------------------------------------
     Revenues:
       Rental and service                                                              $2,232,187             $3,228,130
       Management fee                                                                      69,851                 44,394
                                                                                  ----------------       ----------------
          Total revenues                                                                2,302,038              3,272,524
                                                                                  ----------------       ----------------

     Operating expenses:
       Residence operating expenses                                                     1,434,599              1,968,689
       General and administrative                                                         107,455                472,613
       Lease                                                                                                     689,312
       Depreciation and amortization                                                      173,305                 58,714
                                                                                  ----------------       ----------------
           Total operating expenses                                                     1,715,359              3,189,328
                                                                                  ----------------       ----------------

     Operating income                                                                     586,679                 83,196

     Interest income                                                                        4,429                116,862
     Interest expense                                                                    (425,581)              (128,779)
     Other income, net                                                                                             4,490
                                                                                  ----------------       ----------------
          Income before income taxes                                                      165,527                 75,769

     Provision for income taxes                                                                                   28,792
                                                                                  ----------------       ----------------
          Net income                                                                     $165,527                $46,977
                                                                                  ================       ================

     Per share net income                                                                                          $0.01
                                                                                                         ================

     Pro forma data:
     Income before income taxes                                                           165,527
     Pro forma provision for
          income taxes                                                                     62,900
                                                                                  ----------------

     Pro forma net income                                                                $102,627
                                                                                  ================

     Pro forma per share net income                                                         $0.03
                                                                                  ================

     Weighted average common shares outstanding                                         3,000,000              4,633,000
                                                                                  ================       ================



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                 REGENT ASSISTED LIVING, INC. (THE COMPANY)
               AND REGENT ASSISTED LIVING GROUP (PREDECESSOR)

                     CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                 (Unaudited)
                                                                                      Predecessor             The Company
                                                                               ---------------------------------------------
                                                                               Three Months Ended      Three Months Ended
                                                                                   March 31, 1995          March 31, 1996
                                                                               ---------------------------------------------
     Cash flows from operating activities:
       Net income                                                                        $165,527                $46,977
       Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
           Depreciation and amortization                                                  173,305                 58,714
       Changes in other non-cash items:
         Accounts receivable                                                               (3,515)                18,915
         Prepaid expenses                                                                  23,255                (47,510)
         Restricted cash                                                                                          76,364
         Other assets                                                                       8,584                (18,843)
         Accounts payable and accrued expenses                                            (29,643)              (228,514)
         Accrued interest                                                                (106,484)                12,724
         Other liabilities                                                                (14,850)               (77,854)
                                                                                  ----------------       ----------------
     Net cash provided by (used in) operating activities                                  216,179               (159,027)
                                                                                  ----------------       ----------------

     Cash flows from investing activities:
       Maturity of investments                                                                                 1,952,542
       Purchases of property and equipment                                               (158,506)            (1,933,492)
                                                                                  ----------------       ----------------
     Net cash provided by (used in)  investing activities                                (158,506)                19,050
                                                                                  ----------------       ----------------

     Cash flows from financing activities:
       Loan fees                                                                         (109,154)
       Proceeds from issuance of long-term debt                                        10,150,000
       Payments on long-term debt                                                      (8,499,729)               (24,401)
       Repayment of notes payable to an owner                                            (539,244)
       Capital distributions                                                           (1,153,952)
                                                                                  ----------------       ----------------

     Net cash used in financing activities                                               (152,079)               (24,401)
                                                                                  ----------------       ----------------

     Net decrease in cash                                                                 (94,406)              (164,378)

     Cash and cash equivalents, beginning of period                                       566,028              7,585,952
                                                                                  ----------------       ----------------

     Cash and cash equivalents, end of period                                            $471,622             $7,421,574
                                                                                  ================       ================



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                 REGENT ASSISTED LIVING, INC. (The Company)
                 REGENT ASSISTED LIVING GROUP (Predecessor)
                       NOTES TO FINANCIAL STATEMENTS

1.   Operations and Summary of Significant Accounting Policies:

     The Company

     Regent Assisted Living, Inc. ("the Company") is an owner, operator and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

     The Company was formed to acquire the assisted living property management business of Bowen Property Management Co., which is wholly owned by Walter C. Bowen, the Chairman of the Board, President, Chief Executive Officer, and majority shareholder of the Company, and was initially capitalized through the sale of 3,000,000 shares of common stock for $2,000. On December 26, 1995, the Company sold 1,400,000 shares of common stock to the public at a price of $7.50 per share in an initial public offering (the Offering). Concurrently, the Company sold an additional 233,000 shares at a price of $7.50 per share to Mr. Bowen. The Company realized net proceeds of $10,756,563 from these transactions.

     During 1995 the Company provided property management services to four assisted living communities including Regency Park, Sterling Park, Park Place, and Sunshine Villa. Regency Park, Sterling Park, and Park Place are owned by entities controlled by Mr. Bowen. Effective December 1, 1995, the Company acquired Sunshine Villa from an unrelated party for approximately $7,700,000. Unaudited pro forma results of operations for the three month period ended March 31, 1995 (as if the acquisition of Sunshine Villa, the Offering, and the commencement of the leases of Regency Park and Sterling Park had occurred as of January 1, 1995) are included in Note 4.

     Effective January 1, 1996, the Company entered into agreements to lease Regency Park and Sterling Park from Regency Park Apartments Limited Partnership (Regency Partnership) and Bowen-Gionet Joint Venture (BGJV), respectively, (see also Predecessor below and Note 4).

     The Company also provides management and administrative services for Bowen Property Management Co., Bowen Financial Services Corp., Bowen Condominium Marketing, Inc., and Bowen Development Company (collectively, the Bowen Companies), all of which are Oregon corporations and are wholly owned by Mr. Bowen. These services are provided pursuant to the terms of an Administrative Services Agreement described in Note 3.

                 REGENT ASSISTED LIVING, INC. (The Company)
                 REGENT ASSISTED LIVING GROUP (Predecessor)
                  NOTES TO FINANCIAL STATEMENTS, Continued

1.   Operations and Summary of Significant Accounting Policies, Continued:

     The Predecessor

     The Predecessor financial statements for the three months ended March 31, 1995, represent the combined results of operations and financial position of the Predecessor. The Predecessor consists of the affiliated entities described below which own assisted living communities operated by the Company pursuant to lease agreements which became effective January 1, 1996.

     The Predecessor represents a combination of the business of the Company (an S corporation prior to the Offering), Regency Partnership and BGJV, which have 100 percent ownership in each of their respective assisted living communities and common management and controlling interests. Regency Partnership and BGJV are 100 percent owned by Walter C. Bowen and his family. Prior to the Offering, the Company was also 100 percent owned by Walter C. Bowen.

     The assisted living communities operated by the Predecessor were as follows:

                                                                           Commenced
     Community          Entity                   Legal Form                Operations
     ---------          ------                   ----------                ----------
     Regency Park       Regency Partnership      Limited Partnership          1987
     Sterling Park      BGJV                     General Partnership          1990

     Basis of Presentation

     The condensed financial statements include the accounts of the Company and the Predecessor. The combined financial statements of the Predecessor include the assets, liabilities and operations associated with the assisted living communities listed above, as well as the Company. Since the communities have common ownership and management interests, the assets and liabilities are reflected at historical cost. All significant inter-company accounts and transactions have been eliminated in combination.

     The accompanying unaudited financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1995 is derived from the Company's Form 10-KSB for the year ended December 31, 1995. Certain information or footnote

                 REGENT ASSISTED LIVING, INC. (The Company)
                 REGENT ASSISTED LIVING GROUP (Predecessor)
                  NOTES TO FINANCIAL STATEMENTS, Continued

1.   Operations and Summary of Significant Accounting Policies, Continued:

     disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-KSB for the year ended December 31, 1995.

     Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996, or any portion thereof.

2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                           December 31,           March 31,
                                                   1995                1996
                                           ------------          ----------
     Land                                  $  1,100,000          $1,100,000
     Buildings and improvements               6,321,169           6,340,242
     Furniture and equipment                    308,594             327,278
     Construction in progress                   210,665           2,106,400
                                           ------------         -----------
                                              7,940,428           9,873,920
     Less accumulated depreciation               13,097              61,333
                                           ------------         -----------
     Total property and equipment, net     $  7,927,331         $ 9,812,587
                                           ============         ===========

     Land, buildings and certain furniture and equipment serve as collateral for long-term debt.

                 REGENT ASSISTED LIVING, INC. (The Company)
                 REGENT ASSISTED LIVING GROUP (Predecessor)
                  NOTES TO FINANCIAL STATEMENTS, Continued

3.   Administrative Services Agreement:

     The Company has entered into an agreement with the Bowen Companies, all of which are Oregon corporations controlled by Mr. Bowen, whereby the Company will provide each of the Bowen Companies executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services, and other management services as required by the Bowen Companies. Under the terms of the agreement, the Company will be reimbursed at its cost on a monthly basis for all services provided.

4.   Pro Forma Financial Information (Unaudited):

     The following table sets forth the unaudited pro forma statements of operations of the Company for the three months ended March 31, 1995, as if the acquisition of Sunshine Villa and the Offering (including approximately $187,500 of additional general and administrative expenses that are anticipated to be incurred as a result of being a public entity) had occurred as of January 1, 1995, and the agreements to lease Regency Park and Sterling Park had been consummated at that date:

           Revenues
              Rental and service                       $2,945,274
              Management fee                               35,213
                                                       ----------
                    Total revenues                      2,980,487
                                                       ----------
           Operating expenses:
              Residence operating expenses              1,955,673
              General and administrative                  289,730
              Lease                                       689,313
              Depreciation and amortization                61,572
                                                       ----------
                    Total operating expenses            2,996,288
                                                       ----------
           Operating loss                                 (15,801)

           Interest income                                  4,429
           Interest expense                              (133,445)
                                                       ----------
                    Net loss                           $ (144,817)
                                                       ==========
           Per share net loss                          $    (0.03)
                                                       ==========
           Weighted average common shares
                    outstanding                         4,633,000
                                                       ==========

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported net income of approximately $47,000, or $.01 per share, on revenue of $3,272,524 for the three month period ended March 31, 1996. This was the first full quarter of operations since the Company's $10.8 million initial public offering on December 26, 1995.

Effective December 1, 1995, the Company acquired Sunshine Villa, a 126 bed assisted living community located in Santa Cruz, California. The Company operates two other assisted living communities pursuant to long-term leases: Regency Park, a 140 bed community in Portland, Oregon, and Sterling Park, a 192 bed community in Redmond Washington, for total operations of 458 beds. The Company also manages Park Place, a 112 bed community in Portland, Oregon from which the Company derives a management fee. As of May 13, 1996, the Company had started construction on a 128 bed community in Boise, Idaho, and an additional eight communities were under development. If all nine communities are developed, total operations of the Company will increase by approximately 1,144 beds. Additionally, the Company had options to purchase an additional four sites on which the Company was engaged in preliminary development activities to develop communities with an aggregate of 504 beds. All costs associated with the development of these communities have been capitalized as "Construction in Process" as disclosed in Note 2 to the financial statements.

Operating results for the three month period ended March 31, 1996, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities using the remaining proceeds of the public offering.

Predecessor

The historical financial statements for the three month period ended March 31, 1995, represent the combined historical results of operations and financial condition of the Predecessor. The Predecessor consists of a combination of the business of the Company and the two entities that own Regency Park and Sterling Park. The discussion of the results of operations which follows is based upon the combined results of operations of the Predecessor. For the purpose of preparing the historical financial statements of the Predecessor, expenses have been allocated among the Bowen Companies in a manner consistent with the Administrative Services Agreement.

Certain pro forma data discussed below has been derived from Note 4 to the financial statements of the Company for the three month period ended March 31, 1996, which presents unaudited pro forma results of operations for the three month period ended March 31, 1995, as if the acquisition of Sunshine Villa, the initial public offering, and the lease of Regency Park and Sterling Park had occurred as of January 1, 1995.

Operations of Existing Communities

The following table sets forth, for the periods presented, the number of communities and beds owned or leased and average occupancy percentages of the Predecessor, the Company on a pro forma basis, and the Company:

                                                Three Month Period Ended March 31,
                                               ------------------------------------
                                                               Company          The
                                               Predecessor   Pro Forma      Company
                                                      1995     1995(1)         1996
                                                      ----        ----         ----
Communities owned or leased (end of period)              2           3            3
Number of Beds (end of period)                         327         453          458
Average occupancy percentage                          94.0%       93.8%        95.5%

(1) Pro Forma 1995 includes Sunshine Villa, which was acquired effective December 1, 1995.

Three Months Ended March 31, 1996 (The Company), Compared to Three Months Ended March 31, 1995 (Predecessor)

Revenues. For the three month period ended March 31, 1996, revenues were $3,272,524 compared to $2,302,038 in the three month period ended March 31, 1995. The Company operated three communities in the 1996 quarterly period and managed a fourth community whereas it operated two communities and managed two additional communities in the corresponding 1995 period. The increase in revenue of $970,486, or 42 percent, is due primarily to the addition of Sunshine Villa (pro forma revenues would have been $2,980,487 for the three month period ended March 31, 1995, if Sunshine Villa had been acquired as of January 1, 1995) and to management's continuing focus on more accurately assessing resident's needs. Revenue from the operation of Sunshine Villa was $788,108 in the first quarter of 1996. In addition, overall occupancy at all three of the Company's communities increased to an average of 95.5 percent for the three month period ended March 31, 1996, whereas on a pro forma basis the average occupancy for the same period in 1995 was 93.8 percent.

Residence Operating Expenses. Residence operating expenses were $1,968,689 for the three month period ended March 31, 1996, and $1,434,599 for the same period in 1995. The increase of $534,090 is due primarily to the addition of Sunshine Villa for 1996 (pro forma residence operating expenses would have been $1,955,673 for the three month period ended March 31, 1995, if Sunshine Villa had been acquired as of January 1, 1995). Residence operating expenses totaled 60.2 percent and 62.3 percent of total revenues for the three month periods ended March 31, 1996 and 1995, respectively.

General and Administrative Expenses. General and administrative expenses were $472,613 for the three month period ended March 31, 1996, compared to $107,455 for the Predecessor for the three month period ended March 31, 1995. The increase of $365,158 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth and costs associated with being a public company. General and administrative expenses, on a pro forma basis, would have been $289,730 for the three month period ended March 31, 1995. General and administrative expenses were 14.4 percent and 4.7 percent of total revenues for the three month periods ended March 31, 1996 and 1995, respectively.

Lease Expense. Lease expense for the Company's two leased communities was $689,312 for the three month period ended March 31, 1996, and there was no similar lease expense for the three month period ended March 31, 1995, since Regency Park and Sterling Park were owned by entities included in the Predecessor. The Company entered into long-term operating leases for the Sterling Park and Regency Park communities effective January 1, 1996.

Depreciation and Amortization. Depreciation and amortization expense was $58,714 for the three month period ended March 31, 1996, compared to $173,305 for the three month period ended March 31, 1995. Depreciation for the first quarter of 1996 relates primarily to Sunshine Villa while depreciation for the same period of 1995 relates primarily to Regency Park and Sterling Park, which are now being leased by the Company. Depreciation and amortization would have been $61,572 on a pro forma basis for the three month period ended March 31, 1995.

Interest Expense. Interest expense decreased in the three month period ended March 31, 1996, to $128,779, from $425,581 for the three month period ended March 31, 1995. Interest expense for the first quarter of 1996 is related to financing incurred to acquire Sunshine Villa whereas interest expense for the first quarter of 1995 is related to indebtedness secured by the Regency Park and Sterling Park communities. Interest expense would have been $133,445 on a pro forma basis for the three month period ended March 31, 1995.

Interest Income. Interest income increased in the three month period ended March 31, 1996, to $116,862, from $4,429 for the same period in 1995. The increase in interest income is due to the Company's investment of the net proceeds from its initial public offering in high quality, short term securities placed with institutions with high credit ratings.

Net Income. Net income decreased to $46,977 for the Company during the three month period ended March 31, 1996, from $102,627 (after a pro forma tax provision of $62,900) for the Predecessor for the same period in 1995. The decrease in net income is the result primarily of an increase in general and administrative expenses, as discussed above, and the excess of the lease expense in the first quarter of 1996 for the Regency Park and Sterling Park communities over the interest and depreciation expense related to those communities in the same period in 1995, offset by an increase in total revenues in excess of residence operating expenses.

On a pro forma basis, the net loss for the three month period ended March 31, 1995, would have been approximately $145,000 as compared to net income of approximately $47,000 for the three month period ended March 31, 1996, an increase of approximately $192,000. The increase is due primarily to an increase in interest income, on a pro forma basis, of approximately $112,000 and an increase in operating income, on a pro forma basis, of approximately $99,000, offset by an increase in income taxes of approximately $29,000.

Liquidity and Capital Resources

At March 31, 1996, the Company had approximately $6.8 million of working capital compared to approximately $8.7 million at December 31, 1995, a decrease of $1.9 million. Net cash used in operating activities totaled approximately $159,000 for the three month period ended March 31, 1996. Net cash provided in investing activities totaled $19,050 which was comprised of approximately $1,952,000 provided from the maturity of investments offset by approximately

$1,933,000 used for the purchase of land in Eugene, Oregon; Boise, Idaho; and Folsom, California; to purchase options on five additional parcels of land, and to conduct preliminary development activities related to these eight parcels of land and four additional parcels of land, all of which are located in Arizona, California, Idaho, Nevada, Texas, and Washington. The aggregate purchase price for the Company's binding options to purchase the additional five parcels of land was $2,663,000. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites. The Company has also entered into agreements pursuant to which it will own a fifty percent equity interest in an assisted living community to be developed in Kenmore, Washington and a five percent equity interest in an assisted living community to be developed in Newport Beach, California. If constructed, the Company will manage both communities.

Net cash used for financing activities totaled approximately $24,000 during the three month period ended March 31, 1996, representing principal payments on the indebtedness incurred to purchase Sunshine Villa.

The Company intends to utilize current working capital resources to develop additional assisted living communities in 1996. The Company intends to finance a substantial portion of the cost of developing each new community through sale/leaseback transactions with REITs, as well as conventional financing with commercial banks, pension funds, and other financial institutions. In April, 1996, the Company entered into a letter of intent with Health Care Property Investors, Inc. pursuant to which it agreed to provide $15.3 million to the Company for the development and sale/leaseback of two new assisted living communities. Furthermore, in April, 1996, U.S. Bank delivered to the Company letters of interest pursuant to which it may provide $12.2 million in construction financing for two other communities. Each of these financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

The Company anticipates capital expenditures for 1996 will include additional land acquisition costs, architectural fees, and other development costs related to at least 15 assisted living communities and construction costs related to at least seven new assisted living communities. The Company currently estimates that its plan to develop at least 15 additional assisted living communities by the end of 1998, including the communities described above that are under development, and estimates that it will likely require additional financing prior to construction of the last nine communities in addition to the financing described in the preceding paragraph that is intended to be obtained in connection with each new community. Such financing may take the form of debt or equity, including a public or private debt or equity offering or conventional bank financing. The amount of such additional financing will be dependent upon the amount of security deposits required under, and other terms of, the sale/leaseback financing arrangements the Company expects to negotiate and the performance of the Company's newly developed communities and existing properties. If the Company is unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company believes that its plan to develop 15 new communities by the end of 1998 would likely be delayed or curtailed.

Forward-Looking Statements

The information set forth in this report in the sections entitled "Overview" and "Liquidity and Capital Resources" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. The development of additional assisted living communities will involve a number of risks including, without limitation, the risk that the Company will be unable to locate suitable sites, risks relating to the inability to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations, risks that financing may not be available on satisfactory terms, environmental risks, risks that construction costs may exceed original estimates, risks that construction and lease-up may not be completed on schedule, risks that occupancy rates at a newly completed community may not be achieved or be sustained at expected levels, and risks relating to the competitive environment for development. Additional factors that could cause results to differ materially from those projected in the forward-looking statements include, without limitation, the ability of the Company to raise additional financing upon terms acceptable to the Company, increases in the costs associated with new construction, competition, acceptance of the Company's prototype community in new geographic markets, and the Company's ability to locate, train, and retain qualified community managers and support staff.


                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By: STEVEN L. GISH                     Date:  May 13, 1996
    ------------------------------
    Steven L. Gish
    Chief Financial Officer