Form 10QSB
period 1996-06-30
REGENT ASSISTED LIVING INC
filed 1996-08-14
CIK 1000693

- --------------------------------------------------------------------------------
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20459

                                FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- ---         OF THE SECURITIES EXCHANGE ACT OF 1994

               For the Quarterly period ending June 30, 1996

___    TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1994

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

                          2260 U.S. Bancorp Tower
                            111 SW Fifth Avenue
                           Portland, Oregon 97204
                  (Address of principle executive offices)

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

                              Yes  X   No
                                  ---     ---

             Shares of Registrant's Common Stock, No par value,
                 outstanding at August 1, 1996 - 4,633,000

- --------------------------------------------------------------------------------

                        REGENT ASSISTED LIVING, INC.

                                FORM 10-QSB

                               JUNE 30, 1996


                                   INDEX

                                                                       PAGE


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheets of Regent Assisted Living, Inc.
as of June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . .  3

Condensed Statements of Operations of Regent Assisted Living,
Inc. for the three months and six months ended June 30, 1996 and
Regent Assisted Living Group for the three months and six months ended June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Condensed Statements of Cash Flows of Regent Assisted Living,
Inc. for the six months ended June 30, 1996 and Regent Assisted
Living Group for the six months ended June 30, 1995 . . . . . . . . . . . . .  5

Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis or Plan
         of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . 17

                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS


                 REGENT ASSISTED LIVING, INC. (The Company)

                          CONDENSED BALANCE SHEETS


                                                                                  June 30,
                                                          December 31,            1996
                                                              1995              Unaudited)
                                                          -------------         -------------
    ASSETS

    Current assets:
      Cash and cash equivalents                             $7,585,952            $5,531,335
      Investments                                            1,952,542
      Accounts receivable                                      115,736                68,413
      Prepaid expenses                                          77,928                87,152
                                                          -------------         -------------
         Total current assets                                9,732,158             5,686,900

    Property and equipment,  net                             7,927,331            12,060,579
    Restricted cash                                             76,364                10,800
    Other assets                                               450,757               539,142
                                                          -------------         -------------
         Total assets                                      $18,186,610           $18,297,421
                                                          =============         =============


    LIABILITIES

    Current liabilities:
      Accounts payable and accrued expenses                   $975,464            $1,048,262
      Accrued interest                                          33,939                40,830
      Current portion of long-term debt                         76,284                71,125
                                                          -------------         -------------
         Total current liabilities                           1,085,687             1,160,217

    Long-term debt                                           6,023,716             5,990,247
    Other liabilities                                          417,005               429,650
                                                          -------------         -------------
         Total liabilities                                   7,526,408             7,580,114
                                                          -------------         -------------


    SHAREHOLDERS' EQUITY

    Preferred stock, no par value, 5,000,000 shares
      authorized;  no shares issued and outstanding              - - -                 - - -
    Common stock, no par value, 25,000,000 shares
      authorized;  4,633,000 shares issued and outstanding  10,758,703            10,758,703
    Accumulated deficit                                        (98,501)              (41,396)
                                                          -------------         -------------
         Total shareholders' equity                         10,660,202            10,717,307
                                                          -------------         -------------
         Total liabilities and shareholders' equity        $18,186,610           $18,297,421
                                                          =============         =============



 The accompanying notes are an integral part of these condensed financial statements.

                REGENT ASSISTED LIVING, INC. (The Company)
              AND REGENT ASSISTED LIVING GROUP (Predecessor)
                    CONDENSED STATEMENTS OF OPERATIONS


                                                          (Unaudited)                                   (Unaudited)
                                               Predecessor             The Company            Predecessor             The Company
                                        ------------------      ------------------     ------------------       -----------------
                                        Three Months Ended      Three Months Ended       Six Months Ended        Six Months Ended
                                             June 30, 1995           June 30, 1996          June 30, 1995           June 30, 1996
                                        ------------------      ------------------     ------------------       -----------------
Revenues:
  Rental and service                            $2,367,839              $3,164,543             $4,600,026              $6,392,673
  Management fee                                    82,623                  42,020                152,474                  86,414
                                            --------------         ---------------        ---------------          --------------
     Total revenues                              2,450,462               3,206,563              4,752,500               6,479,087
                                            --------------         ---------------        ---------------          --------------

Operating expenses:
  Residence operating expenses                   1,418,391               1,951,705              2,852,990               3,920,394
  General and administrative                       210,333                 451,731                317,788                 924,344
  Lease                                                                    689,313                                     1,378,625
  Depreciation and amortization                    150,287                  60,417                323,592                 119,131
                                            --------------         ---------------        ---------------          --------------
     Total operating expenses                    1,779,011               3,153,166              3,494,370               6,342,494
                                            --------------         ---------------        ---------------          --------------

Operating income                                   671,451                  53,397              1,258,130                 136,593

Interest income                                      5,336                  87,119                  9,765                 203,981
Interest expense                                  (509,621)               (129,802)              (935,202)               (258,581)
Other income, net                                    1,293                   5,622                  1,293                  10,112
                                            --------------         ---------------        ---------------          --------------
     Income before income taxes                    168,459                  16,336                333,986                  92,105

Provision for income taxes                                                   6,208                                         35,000
                                            --------------         ---------------        ---------------          --------------
     Net income                                   $168,459                 $10,128               $333,986                 $57,105
                                            ==============         ===============        ===============          ==============

Per share net income                                                         $0.00                                          $0.01
                                                                   ===============                                 ==============

Pro forma data:
Income before income taxes                        $168,459                                      $333,986
Pro forma provision for
   income taxes                                     64,000                                       126,900
                                            --------------                               ---------------

Pro forma net income                              $104,459                                      $207,086
                                            ==============                               ===============

Pro forma per share net income                       $0.03                                         $0.07
                                            ==============                               ===============

Weighted average common
  shares outstanding                             3,000,000               4,633,000             3,000,000               4,633,000
                                            ==============         ===============       ===============          ==============


The accompanying notes are an integral part of these condensed financial statements.

                REGENT ASSISTED LIVING, INC. (The Company)
              AND REGENT ASSISTED LIVING GROUP (Predecessor)
                     CONDENSED STATEMENTS OF CASH FLOWS


                                                            (Unaudited)
                                                    Predecessor             The Company
                                             ------------------      ------------------
                                               Six Months Ended        Six Months Ended
                                                  June 30, 1995           June 30, 1996
                                             ------------------      ------------------
Cash flows from operating activities:
  Net income                                           $333,986                 $57,105
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     323,592                 119,131
      Changes in other non-cash items:
        Accounts receivable                              29,493                  47,323
        Prepaid expenses                                (21,797)                 (9,224)
        Restricted cash                                                          65,564
        Other assets                                     48,823                 (88,385)
        Accounts payable and accrued
          expenses                                       53,575                  72,798
        Accrued interest                                 23,810                   6,891
        Other liabilities                                10,173                  12,645
                                                ---------------          --------------


Net cash provided by operating activities               801,655                 283,848
                                                ---------------          --------------

Cash flows from investing activities:
  Maturity of investments                                                     1,952,542
  Purchases of property and equipment                  (363,304)             (4,252,379)
                                                ---------------          --------------


Net cash used in investing activities                  (363,304)             (2,299,837)
                                                ---------------          --------------

Cash flows from financing activities:
  Loan fees                                            (219,891)
  Proceeds from issuance of long-term
    debt                                             18,450,000
  Payments on long-term debt                        (15,303,962)                (38,628)
  Repayment of notes payable to an
    owner                                            (1,894,624)
  Capital distributions                              (1,438,746)
                                                ---------------          --------------


Net cash used in financing activities                  (407,223)                (38,628)
                                                ---------------          --------------

Net increase (decrease) in cash                          31,128              (2,054,617)

Cash and cash equivalents,
  beginning of period                                   566,028               7,585,952
                                                ---------------          --------------

Cash and cash equivalents,
  end of period                                        $597,156              $5,531,335
                                                ===============          ==============


The accompanying notes are an  integral part of these condensed financial statements.

                 REGENT ASSISTED LIVING, INC. (THE COMPANY)
                 REGENT ASSISTED LIVING GROUP (PREDECESSOR)
                       NOTES TO FINANCIAL STATEMENTS


1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:

      THE COMPANY

      Regent Assisted Living, Inc. ("the Company") is an owner, operator, and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

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

      During 1995 the Company provided property management services to four assisted living communities including Regency Park, Sterling Park, Park Place, and Sunshine Villa. Regency Park, Sterling Park, and Park Place are owned by entities controlled by Mr. Bowen. Effective December 1, 1995, the Company acquired Sunshine Villa from an unrelated party for approximately $7,700,000. Unaudited pro forma results of operations for the three month and six month periods ended June 30, 1995 (as if the acquisition of Sunshine Villa, the Offering, and the commencement of the leases of Regency Park and Sterling Park had occurred as of January 1, 1995) are included in Note 4.

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

                 REGENT ASSISTED LIVING, INC. (THE COMPANY)
                 REGENT ASSISTED LIVING GROUP (PREDECESSOR)
                  NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      The Company also provides management and administrative services for Bowen Property Management Co., Bowen Financial Services Corp., Bowen Development Company and Bowen Condominium Marketing, Inc.
      (collectively, the Bowen Companies), all of which are Oregon corporations and are wholly owned by Mr. Bowen. These services are provided pursuant to the terms of an Administrative Services Agreement described in Note 3

      THE PREDECESSOR

      The Predecessor financial statements for the three months and six months ended June 30, 1995, represent the combined results of operations and financial position of the Predecessor. The Predecessor consists of the affiliated entities described below which own assisted living communities operated by the Company pursuant to lease agreements which became effective January 1, 1996.

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

                 REGENT ASSISTED LIVING, INC. (THE COMPANY)
                 REGENT ASSISTED LIVING GROUP (PREDECESSOR)
                  NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      The accompanying unaudited financial statements as of June 30, 1996 and for the three month and six month periods ended June 30, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1995, is derived from the Company's Form 10-KSB for the year ended December 31, 1995. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-KSB for the year ended December 31, 1995.

      Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996, or any portion thereof.

2.    PROPERTY AND EQUIPMENT:

      Property and equipment are stated at cost and consist of the following:

                                            December 31,          June 30,
                                                   1995              1996
                                          -------------     -------------
      Land                                 $  1,100,000      $  1,100,000
      Buildings and improvemen s              6,321,169         6,351,067
      Furniture and equipment                   308,594           351,583
      Construction in progress                  210,665         4,369,200
                                          -------------     -------------

                                              7,940,428        12,171,850
      Less accumulated depreciation              13,097           111,271
                                          -------------     -------------

      Total property and equipment, net   $   7,927,331     $  12,060,579
                                          =============     =============

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

4.    PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

      The following table sets forth the unaudited pro forma statements of operations of the Company for the three months and six months ended June 30, 1995, as if the acquisition of Sunshine Villa and the Offering (including approximately $187,500 per quarter of additional general and administrative expenses that are anticipated to be incurred as a result of being a public entity) had occurred as of January 1, 1995, and the agreements to lease Regency Park and Sterling Park had been consummated at that date:

                                   Three Months Ended       Six Months Ended
                                        June 30, 1995          June 30, 1995
                                        -------------          -------------
      Revenues:
         Rental and service               $ 3,082,052            $ 6,027,326
         Management fee                        46,491                 81,704
                                          -----------            -----------
            Total revenues                  3,128,543              6,109,030
                                          -----------            -----------

      Operating expenses:
         Residence operating expenses       1,913,735              3,869,408
         General and administrative           403,058                692,788
         Lease                                689,312              1,378,625
         Depreciation and amortization         51,020                112,592
                                          -----------            -----------
            Total operating expenses        3,057,125              6,053,413

      Operating income                         71,418                 55,617

      Interest income                           5,336                  9,765
      Interest expense                       (133,757)              (267,202)
      Other income, net                         1,293                  1,293
                                          -----------            -----------

            Net loss                      $   (55,710)           $  (200,527)
                                          ===========            ===========

      Per share net loss                  $     (0.01)           $     (0.04)
                                          ===========            ===========

      Weighted average common
         shares outstanding                 4,633,000              4,633,000
                                          ===========            ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

THE COMPANY

The Company reported net income of approximately $10,000, or $.00 per share, on revenue of $3,206,000 for the quarter ended June 30, 1996. For the six months ended June 30, 1996, the Company reported net income of approximately $57,000, or $.01 per share, on revenue of $6,479,000. This report marks the second full quarter of operations since the Company's $10.8 million initial public offering on December 26, 1995.

Effective December 1, 1995, the Company acquired Sunshine Villa, a 126 bed assisted living community located in Santa Cruz, California. The Company operates two other assisted living communities pursuant to long-term leases: Regency Park, a 140 bed community in Portland, Oregon, and Sterling Park, a 192 bed community in Redmond, Washington, for total operations of 458 beds. The Company also manages Park Place, a 112 bed community in Portland, Oregon from which the Company derives a management fee. As of August 12, 1996, the Company had started construction on a 136 bed community in Boise, Idaho, and an additional ten communities were under development. If all eleven communities are developed, total operations of the Company will increase by approximately 1,400 beds. Additionally, the Company had options to purchase an additional four sites on which the Company was engaged in preliminary development activities to develop communities with an aggregate of 504 beds. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the financial statements.

Operating results for the three month and six month periods ended June 30, 1996, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities using the remaining proceeds of the public offering.

PREDECESSOR

The historical financial statements for the three month and six month periods ended June 30, 1995, represent the combined historical results of operations and financial condition of the Predecessor. The Predecessor consists of a combination of the business of the Company and the two entities that own Regency Park and Sterling Park. The discussion of the results of operations which follows is based upon the combined results of operations of the Predecessor. For the purpose of preparing the historical financial statements of the Predecessor, expenses have been allocated among the Bowen Companies in a manner consistent with the Administrative Services Agreement.

Certain pro forma data discussed below has been derived from Note 4 to the financial statements of the Company for the three month and six month periods ended June 30, 1996 and 1995, which presents unaudited pro forma results of operations for the three month and six month periods ended June 30, 1995, as if the acquisition of Sunshine Villa, the initial public offering, and the lease of Regency Park and Sterling Park had occurred as of January 1, 1995.

OPERATIONS OF EXISTING COMMUNITIES

The following table sets forth, for the periods presented, the number of communities and beds owned or leased and average occupancy percentages of the Predecessor, the Company on a pro forma basis, and the Company:

                                    Communities
                                     Owned or           Number         Average
                                      Leased           of Beds        Occupancy
                                  (end of period)  (end of period)   Percentage
                                  ---------------  ---------------   ----------

Three Months ended June 30, 1995:
   Predecessor                           2                327           94.3%
   The Company (pro forma)               3                453           93.7%
Three Months ended June 30, 1996:
   The Company                           3                458           96.5%

Six Months ended June 30, 1995:
   Predecessor                           2                327           94.1%
   The Company (pro forma)               3                453           93.7%
Six Months ended June 30, 1996:
   The Company                           3                458           96.1%

Note: Pro Forma includes Sunshine Villa, which was acquired effective
December 1, 1995.


THREE MONTHS ENDED JUNE 30, 1996 (THE COMPANY), COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 (PREDECESSOR)

REVENUES. For the three month period ended June 30, 1996, revenues were $3,206,563 compared to $2,450,462 in the three month period ended June 30, 1995. The Company operated three communities in the 1996 quarterly period and managed a fourth community whereas it operated two communities and managed two additional communities in the corresponding 1995 period. The increase in revenue of $756,101, or 30.9 percent, is due primarily to the addition of Sunshine Villa (pro forma revenues would have been $3,128,543 for the three month period ended June 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995) and to an increase in occupancy. Revenue from the operation of Sunshine Villa was $785,268 in the second quarter of 1996. Overall occupancy at all three of the Company's communities increased to an average of 96.5 percent for the three month period ended June 30, 1996, whereas on a pro forma basis the average occupancy for the same period in 1995 was 93.7 percent.

RESIDENCE OPERATING EXPENSES. Residence operating expenses were $1,951,705 for the three month period ended June 30, 1996, and $1,418,391 for the same period in 1995. The increase of $533,314 is due primarily to the addition of Sunshine Villa for 1996 (pro forma residence operating expenses would have been $1,913,735 for the three month period ended June 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995). Residence operating expenses totaled 61.7 percent and 59.9 percent of rental and service revenues for the three month periods ended June 30, 1996 and 1995, respectively, whereas on a pro forma basis for the second quarter of 1995 the expenses totaled 62.1 percent of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $451,731 for the three month period ended June 30, 1996, compared to $210,333 for the Predecessor for the three month period ended June 30, 1995. The increase of $241,398 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth and costs associated with being a public company. General and administrative expenses, on a pro forma basis, would have been $403,058 for the three month period ended June 30, 1995. General and administrative expenses were 14.1 percent of total revenues for the three month period ended June 30, 1996, whereas on a pro forma basis expenses were 12.9 percent of revenues for same period in 1995.

LEASE EXPENSE. Lease expense for the Company's two leased communities was $689,313 for the three month period ended June 30, 1996, and there was no similar lease expense for the three month period ended June 30, 1995, since Regency Park and Sterling Park were owned by entities included in the Predecessor. The Company entered into long-term operating leases for the Sterling Park and Regency Park communities effective January 1, 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $60,417 for the three month period ended June 30, 1996, compared to $150,287 for the three month period ended June 30, 1995. Depreciation for the second quarter of 1996 relates primarily to Sunshine Villa while depreciation for the same period of 1995 relates primarily to Regency Park and Sterling Park, which are now being leased by the Company. Depreciation and amortization would have been $51,020 on a pro forma basis for the three month period ended June 30, 1995.

INTEREST EXPENSE. Interest expense decreased in the three month period ended June 30, 1996, to $129,802, from $509,621 for the three month period ended June 30, 1995. Interest expense for the second quarter of 1996 is related to financing incurred to acquire Sunshine Villa whereas interest expense for the second quarter of 1995 is related to indebtedness secured by the Regency Park and Sterling Park communities. Interest expense would have been $133,757 on a pro forma basis for the three month period ended June 30, 1995.

INTEREST INCOME. Interest income increased in the three month period ended June 30, 1996, to $87,119, from $5,336 for the same period in 1995. The increase in interest income is due to the Company's investment of the net proceeds from its initial public offering in high quality, short term securities placed with institutions with high credit ratings.

NET INCOME. Net income decreased to $10,128 for the Company during the three month period ended June 30, 1996, from $104,459 (after a pro forma tax provision of $64,000) for the Predecessor for the same period in 1995. The decrease in net income is the result primarily of an increase in general and administrative expenses, offset by an increase in interest income, as discussed above.

On a pro forma basis, the net loss for the three month period ended June 30, 1995, would have been approximately $56,000 as compared to net income of approximately $10,000 for the three month period ended June 30, 1996, an increase of approximately $66,000. The increase is due primarily to an increase in interest income of approximately $82,000, offset by a decrease in operating income of approximately $18,000 and an increase in income taxes of approximately $6,000.


SIX MONTHS ENDED JUNE 30, 1996 (THE COMPANY), COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 (PREDECESSOR)

REVENUES. For the six month period ended June 30, 1996, revenues were $6,479,087 compared to $4,752,500 in the six month period ended June 30, 1995. During 1996, the Company operated three communities and managed a fourth community whereas in the corresponding 1995 period it operated two communities and managed two additional communities. The increase in revenue of $1,726,587, or 36.3 percent, is due primarily to the addition of Sunshine Villa (pro forma revenues would have been $6,109,030 for the six month period ended June 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995) and to management's continuing focus on more accurately assessing resident's needs (the effect of which resulted in increased per bed revenues beginning in the second quarter of 1995). Revenue from the operation of Sunshine Villa was $1,573,376 for the six months ended June 30, 1996. In addition, overall occupancy at all three of the Company's communities increased to an average of 96.1 percent for the six month period ended June 30, 1996, whereas on a pro forma basis the average occupancy for the same period in 1995 was 93.7 percent.

RESIDENCE OPERATING EXPENSES. Residence operating expenses were $3,920,394 for the six month period ended June 30, 1996, and $2,852,990 for the same period in 1995. The increase of $1,067,404 is due primarily to the addition of Sunshine Villa for 1996 (pro forma residence operating expenses would have been $3,869,408 for the six month period ended June 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995). Residence operating expenses totaled 61.3 percent and 62.0 percent of rental and service revenues for the six month periods ended June 30, 1996 and 1995, respectively, whereas on a pro forma basis for the same period in 1995 expenses totaled 64.2 percent of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $924,344 for the six month period ended June 30, 1996, compared to $317,788 for the Predecessor for the six month period ended June 30, 1995. The increase of $606,556 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth and costs associated with being a public company. General and administrative expenses, on a pro forma basis, would have been $692,788 for the six month period ended June 30, 1995. General and administrative expenses were 14.3 percent of total revenues for the six month period ended June 30, 1996, whereas on a pro forma basis expenses were 11.3 percent of revenues for same period in 1995.

LEASE EXPENSE. Lease expense for the Company's two leased communities was $1,378,625 for the six month period ended June 30, 1996, and there was no similar lease expense for the six month period ended June 30, 1995, since Regency Park and Sterling Park were owned by entities included in the Predecessor. The Company entered into long-term operating leases for the Sterling Park and Regency Park communities effective January 1, 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $119,131 for the six month period ended June 30, 1996, compared to $323,592 for the six month period ended June 30, 1995. Depreciation for 1996 relates primarily to Sunshine Villa while depreciation for 1995 relates primarily to Regency Park and Sterling Park, which are now being leased by the Company. Depreciation and amortization would have been $112,592 on a pro forma basis for the six month period ended June 30, 1995.

INTEREST EXPENSE. Interest expense decreased in the six month period ended June 30, 1996, to $258,581, from $935,202 for the six month period ended June 30, 1995. Interest expense for 1996 is related to financing incurred to acquire Sunshine Villa whereas interest expense for 1995 is related to indebtedness secured by the Regency Park and Sterling Park communities. Interest expense would have been $267,202 on a pro forma basis for the six month period ended June 30, 1995.

INTEREST INCOME. Interest income increased in the six month period ended June 30, 1996, to $203,981, from $9,765 for the same period in 1995. The increase in interest income is due to the Company's investment of the net proceeds from its initial public offering in high quality, short term securities placed with institutions with high credit ratings.

NET INCOME. Net income decreased to $57,105 for the Company during the six month period ended June 30, 1996, from $207,086 (after a pro forma tax provision of $126,900) for the Predecessor for the same period in 1995. The decrease in net income is the result primarily of an increase in general and administrative expenses (as discussed above), offset by an increase in interest income of $194,216 and an increase in residence operating profits (operating income before general and administrative expense, less interest expense) of $161,640.

On a pro forma basis, the net loss for the six month period ended June 30, 1995, would have been approximately $200,000 as compared to net income of approximately $57,000 for the six month period ended June 30, 1996, an increase of approximately $257,000. The increase is due primarily to an increase in interest income of approximately $192,000 and an increase in operating income of approximately $81,000, offset by an increase in income taxes of approximately $35,000.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had approximately $4.5 million of working capital compared to approximately $8.6 million at December 31, 1995, a decrease of $4.1 million.

Net cash provided by operating activities totaled approximately $284,000 for the six month period ended June 30, 1996.

Net cash used in investing activities totaled approximately $2,300,000 for the six month period ended June 30, 1996, comprised of $4,252,000 used in development activities offset by $1,953,000 provided from the maturity of investments. The Company purchased land in Boise, Idaho; Folsom, California; and Eugene, Oregon; during the first quarter, and in Roseville, California; and San Antonio, Texas; during the second quarter. During the period, the Company incurred initial construction costs in Boise, Idaho; and conducted preliminary development activities related to twelve sites located in California, Oregon, Texas, Nevada and Arizona. At June 30, 1996, the aggregate purchase price for the Company's binding options related to nine parcels of land was $7.0 million. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites. The Company has also entered into agreements pursuant to which it will own a fifty percent equity interest in an assisted living community to be developed in Kenmore, Washington and a five percent equity interest in an assisted living community to be developed in Newport Beach, California. If constructed, the Company will manage both communities.

Net cash used in financing activities totaled approximately $39,000 during the six month period ended June 30, 1996, representing principal payments on the indebtedness incurred related to the purchase Sunshine Villa.

During the remainder of 1996, the Company intends to utilize current working capital resources to develop and construct assisted living communities. The Company intends to finance a substantial portion of the cost of developing each new community through sale/leaseback transactions with REITs, as well as conventional financing with commercial banks, pension funds, and other financial institutions.

In April, 1996, the Company entered into a letter of intent with Health Care Property Investors, Inc. ("HCPI") pursuant to which HCPI agreed to provide $15.3 million in financing to the Company for the development and sale/leaseback of two new assisted living communities to be developed in Boise, Idaho and Clovis, California. Effective August 8, 1996, the Company completed the first transaction with HCPI pursuant to which the Company sold the Boise, Idaho site to HCPI and agreed to construct an assisted living community and then leaseback the completed facility for an initial term of 15 years. In addition, in July, 1996, HCPI issued a letter of intent in the amount of $7.9 million for the development and sale/leaseback of a third community to be located in San Antonio, Texas. The Company is in the process of finalizing terms related to the San Antonio transaction.

In April, 1996, U.S. Bank delivered to the Company letters of interest pursuant to which it may provide $12.2 million in construction financing for the Company's Folsom, California and Kenmore, Washington communities. On July 29, 1996, Key Bank delivered to the Company a letter of interest pursuant to which it may provide $6.5 million in construction financing for the Company's Roseville, California community. On August 2, 1996, Wells Fargo Bank delivered to the Company a letter of interest pursuant to which it may provide $6.5 million in construction financing for the Company's Eugene, Oregon community.

Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

The Company anticipates capital expenditures for 1996 will include additional land acquisition costs, architectural fees, and other development costs related to at least 15 assisted living communities and construction costs related to at least seven new assisted living communities. The Company currently estimates that its plan to develop at least 15 additional assisted living communities by the end of 1998, including the communities described above that are under development, will likely require additional financing prior to construction of the last nine communities. Such additional financing is in addition to the financing described in the preceding paragraphs. Such financing may take the form of debt or equity, including a public or private debt or equity offering or conventional bank financing. The amount of such additional financing will be dependent upon the amount of security deposits required under, and other terms of, the sale/leaseback financing arrangements the Company expects to negotiate and the performance of the Company's newly developed communities and existing properties. If the Company is unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company believes that its plan to develop 15 new communities by the end of 1998 would likely be delayed or curtailed.


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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 1996 annual meeting of shareholders at 2:00 p.m., PDT, on May 14, 1996, on the 41st Floor of the U.S. Bancorp Tower, 111 S.W. Fifth Avenue, Portland, Oregon.

The only matter submitted to a vote of the shareholders was the election of the Board of Directors. Proxies were solicited pursuant to Regulation 14A of the Exchange Act.

The following persons were elected by the following vote as directors for the stated terms:

                                                Votes Against
                                   Votes For      or Withheld
                                   ---------      -----------
Class I (one year term):

      James W. Ekberg              4,232,750            5,500
      Steven L. Gish               4,232,650            5,600

Class II (two year term):

      Peter J. Brix                4,231,450            6,800
      Eric W. Jacobsen             4,232,750            5,500
      Corey M. Smith               4,232,650            5,600

Class III (three year term):

      Walter C. Bowen              4,232,750            5,500
      Dr. Marvin S. Hausman        4,232,750            5,500
      Gary R. Maffei               4,232,450            5,800

                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By:  STEVEN L. GISH                              Date:  August 14, 1996
     ---------------------------------------
     Steven L. Gish
     Chief Financial Officer