Form 10QSB
period 1996-09-30
REGENT ASSISTED LIVING INC
filed 1996-11-14
CIK 1000693

--------------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20459

                                FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
---         OF THE SECURITIES EXCHANGE ACT OF 1994

             For the Quarterly period ending September 30, 1996

__     TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1994

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

             Shares of Registrant's Common Stock, No par value,
                outstanding at November 1, 1996 - 4,633,000

--------------------------------------------------------------------------------

                        REGENT ASSISTED LIVING, INC.

                                FORM 10-QSB

                             SEPTEMBER 30, 1996


                                   INDEX



PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets of Regent Assisted Living, Inc.
as of September 30, 1996 and December 31, 1995..............................3

Condensed Statements of Operations of Regent Assisted Living, Inc.
for the three months and nine months ended September 30, 1996 and
Regent Assisted Living Group for the three months and nine months ended September 30, 1995....................................................4

Condensed Statements of Cash Flows of Regent Assisted Living, Inc.
for the nine months ended September 30, 1996 and Regent Assisted
Living Group for the nine months ended September 30, 1995...................5

Notes to Condensed Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis or Plan of Operations........11

                       PART I - FINANCIAL INFORMATION

                       ITEM 1 - FINANCIAL STATEMENTS


                 REGENT ASSISTED LIVING, INC. (The Company)

                          CONDENSED BALANCE SHEETS


                                                                                           September 30,
                                                           December 31,                        1996
                                                                1995                       (Unaudited)
                                                         ----------------                ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $7,585,952                      $4,530,627
  Investments                                                   1,952,542
  Accounts receivable                                             115,736                         116,684
  Prepaid expenses                                                 77,928                          76,616
                                                          ----------------                ----------------
     Total current assets                                       9,732,158                       4,723,927

Property and equipment,  net                                    7,927,331                      12,618,160
Restricted cash                                                    76,364                         611,700
Other assets                                                      450,757                         785,919
                                                          ----------------                ----------------
     Total assets                                             $18,186,610                     $18,739,706
                                                          ================                ================


LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                          $975,464                      $1,442,186
  Accrued interest                                                 33,939                          39,298
  Current portion of long-term debt                                76,284                          72,413
                                                          ----------------                ----------------
     Total current liabilities                                  1,085,687                       1,553,897

Long-term debt                                                  6,023,716                       5,974,387
Other liabilities                                                 417,005                         461,064
                                                          ----------------                ----------------
     Total liabilities                                          7,526,408                       7,989,348
                                                          ----------------                ----------------


SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares
  authorized;  no shares issued and outstanding                     - - -                           - - -
Common stock, no par value, 25,000,000 shares
  authorized;  4,633,000 shares issued and outstanding         10,758,703                      10,758,703
Accumulated deficit                                               (98,501)                         (8,345)
                                                          ----------------                ----------------
     Total shareholders' equity                                10,660,202                      10,750,358
                                                          ----------------                ----------------
     Total liabilities and shareholders' equity               $18,186,610                     $18,739,706
                                                          ================                ================


The accompanying notes are an  integral part of these condensed financial statements.

                 REGENT ASSISTED LIVING, INC. (The Company)
               AND REGENT ASSISTED LIVING GROUP (Predecessor)

                     CONDENSED STATEMENTS OF OPERATIONS


                                                      (Unaudited)                                      (Unaudited)
                                           Predecessor           The Company                Predecessor          The Company
                                       -------------------   --------------------       ------------------     ------------------
                                       Three Months Ended      Nine Months Ended         Nine Months Ended      Nine Months Ended
                                       September 30, 1995     September 30, 1996        September 30, 1995     September 30, 1996
                                       -------------------   --------------------       ------------------     ------------------
Revenues:
  Rental and service                           $2,472,877             $3,323,145                $7,072,903             $9,715,818
  Management fee                                   69,754                 43,179                   222,228                129,593
                                          ----------------       ----------------          ----------------       ----------------
     Total revenues                             2,542,631              3,366,324                 7,295,131              9,845,411
                                          ----------------       ----------------          ----------------       ----------------

Operating expenses:
  Residence operating expenses                  1,414,188              2,089,765                 4,267,178              6,010,159
  General and administrative                      259,757                423,729                   577,545              1,348,073
  Lease                                                                  689,312                                        2,067,937
  Depreciation and amortization                   167,898                 61,848                   491,490                180,979
                                          ----------------       ----------------          ----------------       ----------------
     Total operating expenses                   1,841,843              3,264,654                 5,336,213              9,607,148
                                          ----------------       ----------------          ----------------       ----------------

Operating income                                  700,788                101,670                 1,958,918                238,263

Interest income                                     8,712                 73,365                    18,477                277,346
Interest expense                                 (380,722)              (129,456)               (1,315,924)              (388,037)
Other income, net                                    (279)                 3,172                     1,014                 13,284
                                          ----------------       ----------------          ----------------       ----------------
     Income before income taxes                   328,499                 48,751                   662,485                140,856

Provision for income taxes                                                15,700                                           50,700
                                          ----------------       ----------------          ----------------       ----------------
     Net income                                  $328,499                $33,051                  $662,485                $90,156
                                          ================       ================          ================       ================

Per share net income                                                       $0.01                                            $0.02
                                                                 ================                                 ================

Pro forma data:
Income before income taxes                       $328,499                                         $662,485
Pro forma provision for
   income taxes                                   124,800                                          251,700
                                          ----------------                                 ----------------

Pro forma net income                             $203,699                                         $410,785
                                          ================                                 ================

Pro forma per share net income                      $0.07                                            $0.14
                                          ================                                 ================

Weighted average common
  shares outstanding                            3,000,000              4,633,000                 3,000,000              4,633,000
                                          ================       ================          ================       ================



The accompanying notes are an  integral part of these condensed financial statements.

                 REGENT ASSISTED LIVING, INC. (The Company)
               AND REGENT ASSISTED LIVING GROUP (Predecessor)

                     CONDENSED STATEMENTS OF CASH FLOWS


                                                                     (Unaudited)
                                                         Predecessor              The Company
                                                      ------------------      ------------------
                                                       Nine Months Ended       Nine Months Ended
                                                      September 30, 1995      September 30, 1996
                                                      ------------------      ------------------
Cash flows from operating activities:
  Net income                                                    $662,455                $90,156
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                              491,490                180,979
      Changes in other non-cash items:
        Accounts receivable                                      (98,363)                  (948)
        Prepaid expenses                                         (21,338)                 1,312
        Restricted cash                                                                  49,364
        Other assets                                              40,641               (140,756)
        Accounts payable and accrued
          expenses                                               107,049                466,722
        Accrued interest                                        (110,226)                 5,359
        Other liabilities                                         31,347                 44,059
                                                         ----------------       ----------------


Net cash provided by operating activities                      1,103,055                696,247
                                                         ----------------       ----------------

Cash flows from investing activities:
  Maturity of investments                                                             1,952,542
  Purchases of property and equipment                           (741,426)            (4,840,373)
  Other assets                                                                         (163,591)
                                                         ----------------       ----------------


Net cash used in investing activities                           (741,426)            (3,051,422)
                                                         ----------------       ----------------

Cash flows from financing activities:
  Restricted cash                                                                      (584,700)
  Other assets                                                                          (62,250)
  Deferred stock offering costs                                 (329,078)
  Accrued stock offering costs                                   265,000
  Loan fees                                                     (227,230)
  Proceeds from issuance of long-term
    debt                                                      18,450,000
  Payments on long-term debt                                 (15,363,715)               (53,200)
  Repayment of notes payable to an
    owner, net                                                (1,527,341)
  Capital distributions                                       (1,389,981)
                                                         ----------------       ----------------


Net cash used in financing activities                           (122,345)              (700,150)
                                                         ----------------       ----------------

Net increase (decrease) in cash
  and cash equivalents                                           239,284             (3,055,325)

Cash and cash equivalents,
  beginning of period                                            566,028              7,585,952
                                                         ----------------       ----------------

Cash and cash equivalents,
  end of period                                                 $805,312             $4,530,627
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

      During 1995 the Company provided property management services to four assisted living communities including Regency Park, Sterling Park, Park Place, and Sunshine Villa. Regency Park, Sterling Park, and Park Place are owned by entities controlled by Mr. Bowen. Effective December 1, 1995, the Company acquired Sunshine Villa from an unrelated party for approximately $7,700,000. Unaudited pro forma results of operations for the three month and nine month periods ended September 30, 1995 (as if the acquisition of Sunshine Villa, the Offering, and the commencement of the leases of Regency Park and Sterling Park had occurred as of January 1, 1995) are included in
      Note 5.

      Effective January 1, 1996, the Company entered into agreements to lease Regency Park and Sterling Park from Regency Park Apartments Limited Partnership (Regency Partnership) and Bowen-Gionet Joint Venture (BGJV), respectively, (see also Predecessor below and Note
      5).

                  REGENT ASSISTED LIVING, INC. (THE COMPANY)
                  REGENT ASSISTED LIVING GROUP (PREDECESSOR)
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      The Company also provides management and administrative services for Bowen Property Management Co., Bowen Financial Services Corp., Bowen Development Company and Bowen Condominium Marketing, Inc.
      (collectively, the Bowen Companies), all of which are Oregon corporations and are wholly owned by Mr. Bowen. These services are provided pursuant to the terms of an Administrative Services Agreement described in Note 4.

      THE PREDECESSOR

      The Predecessor financial statements for the three months and nine months ended September 30, 1995, represent the combined results of operations and financial position of the Predecessor. The Predecessor consists of the affiliated entities described below which own assisted living communities operated by the Company pursuant to lease agreements which became effective January 1, 1996.

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

                  REGENT ASSISTED LIVING, INC. (THE COMPANY)
                  REGENT ASSISTED LIVING GROUP (PREDECESSOR)
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      The accompanying unaudited financial statements as of September 30, 1996 and for the three month and nine month periods ended September 30, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1995, is derived from the Company's Form 10-KSB for the year ended December 31, 1995. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-KSB for the year ended December 31, 1995.

      Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996, or any portion thereof.

2.    PROPERTY AND EQUIPMENT:

      Property and equipment are stated at cost and consist of the following:

                                         December 31,            September 30,
                                                1995                     1996
                                         -----------             ------------

      Land                               $  1,100,000            $  1,100,000
      Buildings and improvements            6,321,169               6,383,371
      Furniture and equipment                 308,594                 382,354
      Construction in progress                210,665               4,915,076
                                         ------------            ------------
                                            7,940,428              12,780,801
      Less accumulated depreciation            13,097                 162,641
                                         ------------            ------------

      Total property and equipment, net  $  7,927,331            $ 12,618,160
                                         ============            ============

      Land, buildings and certain furniture and equipment serve as collateral for long-term debt. See Note 3.

                  REGENT ASSISTED LIVING, INC. (THE COMPANY)
                  REGENT ASSISTED LIVING GROUP (PREDECESSOR)
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.    SUBSEQUENT EVENT:

      On October 24, 1996, the Company completed the sale and leaseback of Sunshine Villa. The total consideration for the sale was $8,300,000. As a result of the transaction, the Company realized net cash proceeds of approximately $2,660,000 (after related costs of approximately $99,000) and retired long-term debt totaling $5,541,000. The Company will record a deferred gain of approximately $560,000 related to the sale. The gain will be amortized over the life of the lease. The annualized net impact on future operating results comparing lease expense to interest, depreciation, and amortization charges is estimated to be a decrease in net income of approximately $50,000.

      The Company will continue to operate the property pursuant to a 15-year lease agreement which stipulates an annual base rental of $829,176 and additional rent payments based on a percentage of the increase in annual revenues. Under the terms of the lease, the Company is responsible for all costs including property taxes, maintenance and other direct operating costs. The Company has a right to purchase the property at the end of the lease term at the then determined fair market value. The future minimum payments under the lease for the years ending December 31 are as follows:

            1996                  $      156,028
            1997                         829,176
            1998                         829,176
            1999                         829,176
            2000                         829,176
            Thereafter                 9,328,230
                                   -------------

                 Total               $12,800,962
                                   =============


4.    ADMINISTRATIVE SERVICES AGREEMENT:

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

                  REGENT ASSISTED LIVING, INC. (THE COMPANY)
                  REGENT ASSISTED LIVING GROUP (PREDECESSOR)
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


5.    PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

      The following table sets forth the unaudited pro forma statements of operations of the Company for the three months and nine months ended September 30, 1995, as if the acquisition of Sunshine Villa and the Offering (including approximately $187,500 per quarter of additional general and administrative expenses that are anticipated to be incurred as a result of being a public entity) had occurred as of January 1, 1995, and the agreements to lease Regency Park and Sterling Park had been consummated at that date:

                                         Three Months Ended        Nine Months Ended
                                         September 30, 1995       September 30, 1995
                                         ------------------       ------------------
      Revenues:
         Rental and service                   $   3,218,592            $   9,245,918
         Management fee                              32,854                  114,558
                                              -------------            -------------
            Total revenues                        3,251,446                9,360,476
                                              -------------            -------------

      Operating expenses:
         Residence operating expenses             1,953,413                5,822,821
         General and administrative                 447,257                1,140,045
         Lease                                      689,313                2,067,938
         Depreciation and amortization              100,408                  213,000
                                              -------------            -------------
            Total operating expenses              3,190,391                9,243,804
                                              -------------            -------------

      Operating income                               61,055                  116,672

      Interest income                                 8,712                   18,477
      Interest expense                             (132,798)                (400,000)
      Other income, net                                (279)                   1,014
                                              -------------            -------------

            Net loss                          $     (63,310)           $    (263,837)
                                              =============            =============

      Per share net loss                      $       (0.01)           $       (0.06)
                                              =============            =============

      Weighted average common
         shares outstanding                       4,633,000                4,633,000
                                              =============            =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

THE COMPANY

The Company reported net income of approximately $33,000, or $.01 per share, on revenue of $3,366,000 for the quarter ended September 30, 1996. For the nine months ended September 30, 1996, the Company reported net income of approximately $90,000, or $.02 per share, on revenue of $9,845,000. This report marks the third full quarter of operations since the Company's $10.8 million initial public offering on December 26, 1995.

Effective December 1, 1995, the Company acquired Sunshine Villa, a 126 bed assisted living community located in Santa Cruz, California. On October 24, 1996, the Company sold Sunshine Villa and effective the same date entered into a long term lease pursuant to which the Company will continue to operate the community. The Company operates two other assisted living communities pursuant to long-term leases: Regency Park, a 140 bed community in Portland, Oregon, and Sterling Park, a 192 bed community in Redmond, Washington, for total operations of 458 beds. The Company also manages Park Place, a 112 bed community in Portland, Oregon from which the Company derives a management fee.

As of November 11, 1996, the Company had started construction on four new facilities: a 136 bed community in Boise, Idaho, a 123 bed community in Folsom, California, a 133 bed community in San Antonio, Texas, and a 108 bed community in Roseville, California. An additional eleven communities were under varying stages of development. If all fifteen communities are developed, total operations of the Company will increase by approximately 1,800 beds. Additionally, the Company is engaged in negotiations to acquire several additional sites on which to develop new communities. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the financial statements.

Operating results for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities using the remaining proceeds of the public offering.

PREDECESSOR

The historical financial statements for the three month and nine month periods ended September 30, 1995, represent the combined historical results of operations and financial condition of the Predecessor. The Predecessor consists of a combination of the business of the Company and the two entities that own Regency Park and Sterling Park. The discussion of the results of operations which follows is based upon the combined results of operations of the Predecessor. For the purpose of preparing the historical financial statements of the Predecessor, expenses have been allocated among the Bowen Companies in a manner consistent with the Administrative Services Agreement.

Certain pro forma data discussed below has been derived from Note 5 to the financial statements of the Company for the three month and nine month periods ended September 30, 1996 and 1995, which presents unaudited pro forma results of operations for the three month and nine month periods ended September 30, 1995, as if the acquisition of Sunshine Villa, the initial public offering, and the lease of Regency Park and Sterling Park had occurred as of January 1, 1995.

OPERATIONS OF EXISTING COMMUNITIES

The following table sets forth, for the periods presented, the number of communities and beds owned or leased and average occupancy percentages of the Predecessor, the Company on a pro forma basis, and the Company:

                                          Communities
                                          Owned or          Number         Average
                                           Leased           of Beds       Occupancy
                                       (end of period)  (end of period)  Percentage
                                       ---------------  ---------------  ----------

Three Months ended September 30, 1995:
   Predecessor                                2               327           98.1%
   The Company (pro forma)                    3               453           97.0%
Three Months ended September 30, 1996:
   The Company                                3               458           98.5%

Nine Months ended September 30, 1995:
   Predecessor                                2               327           95.5%
   The Company (pro forma)                    3               453           94.8%
Nine Months ended September 30, 1996:
   The Company                                3               458           96.9%

Note:  Pro Forma includes Sunshine Villa, which was acquired effective
December 1, 1995.


THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE COMPANY), COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 (PREDECESSOR)

Revenues. For the three month period ended September 30, 1996, revenues were $3,366,324 compared to $2,542,631 in the three month period ended September 30, 1995. The Company operated three communities in the 1996 quarterly period and managed a fourth community whereas it operated two communities and managed two additional communities in the corresponding 1995 period. The increase in revenue of $823,693, or 32.4 percent, is due primarily to the addition of Sunshine Villa (pro forma revenues would have been $3,251,446 for the three month period ended September 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995) and to an increase in occupancy. Revenue from the operation of Sunshine Villa was $837,754 in the third quarter of 1996. Overall occupancy at all three of the Company's communities increased to an average of 98.5 percent for the three month period ended September 30, 1996, whereas on a pro forma basis the average occupancy for the same period in 1995 was 97.0 percent.

Residence Operating Expenses. Residence operating expenses were $2,089,765 for the three month period ended September 30, 1996, and $1,414,188 for the same period in 1995. The increase of $675,577 is due primarily to the addition of Sunshine Villa for 1996 (pro forma residence operating expenses would have been $1,953,413 for the three month period ended September 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995). Residence operating expenses totaled 62.9 percent and 57.2 percent of rental and service revenues for the three month periods ended September 30, 1996 and 1995, respectively, whereas on a pro forma basis for the third quarter of 1995 the expenses totaled 60.7 percent of revenues.

General and Administrative Expenses. General and administrative expenses were $423,729 for the three month period ended September 30, 1996, compared to $259,757 for the Predecessor for the three month period ended September 30, 1995. The increase of $163,972 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth and costs associated with being a public company. General and administrative expenses, on a pro forma basis, would have been $447,257 for the three month period ended September 30, 1995. General and administrative expenses were 12.6 percent of total revenues for the three month period ended September 30, 1996, whereas on a pro forma basis expenses were 13.7 percent of revenues for same period in 1995.

Lease Expense. Lease expense for the Company's two leased communities was $689,312 for the three month period ended September 30, 1996, and there was no similar lease expense for the three month period ended September 30, 1995, since Regency Park and Sterling Park were owned by entities included in the Predecessor. The Company entered into long-term operating leases for the Sterling Park and Regency Park communities effective January 1, 1996.

Depreciation and Amortization. Depreciation and amortization expense was $61,848 for the three month period ended September 30, 1996, compared to $167,898 for the three month period ended September 30, 1995. Depreciation for the third quarter of 1996 relates primarily to Sunshine Villa while depreciation for the same period of 1995 relates primarily to Regency Park and Sterling Park, which are now being leased by the Company. Depreciation and amortization would have been $100,408 on a pro forma basis for the three month period ended September 30, 1995.

Interest Expense. Interest expense decreased in the three month period ended September 30, 1996, to $129,456, from $380,722 for the three month period ended September 30, 1995. Interest expense for the third quarter of 1996 is related to financing incurred to acquire Sunshine Villa whereas interest expense for the third quarter of 1995 is related to indebtedness secured by the Regency Park and Sterling Park communities. Interest expense would have been $132,798 on a pro forma basis for the three month period ended September 30, 1995.

Interest Income. Interest income increased in the three month period ended September 30, 1996, to $73,365, from $8,712 for the same period in 1995. The increase in interest income is due to the Company's investment of the net proceeds from its initial public offering in high quality, short term securities placed with institutions with high credit ratings.

Net Income. Net income decreased to $33,051 for the Company during the three month period ended September 30, 1996, from $203,699 (after a pro forma tax provision of $124,800) for the Predecessor for the same period in 1995. The decrease in net income is the result primarily of an increase in general and administrative expenses (as discussed above) and a decrease in residence operating profits (operating income before general and administrative expense, less interest expense) of $184,000, offset by an increase in interest income of $65,000.

On a pro forma basis, the net loss for the three month period ended September 30, 1995, would have been approximately $63,000 as compared to net income of approximately $33,000 for the three month period ended September 30, 1996, an increase of approximately $99,000. The increase is due primarily to an increase in interest income of approximately $65,000 and operating income of approximately $41,000, offset by an increase in income taxes of approximately $16,000.


NINE MONTHS ENDED SEPTEMBER 30, 1996 (THE COMPANY), COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (PREDECESSOR)

Revenues. For the nine month period ended September 30, 1996, revenues were $9,845,411 compared to $7,295,131 in the nine month period ended September 30, 1995. During 1996, the Company operated three communities and managed a fourth community whereas in the corresponding 1995 period it operated two communities and managed two additional communities. The increase in revenue of $2,550,280, or 35.0 percent, is due primarily to the addition of Sunshine Villa (pro forma revenues would have been $9,360,476 for the nine month period ended September 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995) and to management's continuing focus on more accurately assessing resident's needs (the effect of which resulted in increased per bed revenues beginning in the third quarter of 1995). Revenue from the operation of Sunshine Villa was $2,411,130 for the nine months ended September 30, 1996. In addition, overall occupancy at all three of the Company's communities increased to an average of 96.9 percent for the nine month period ended September 30, 1996, whereas on a pro forma basis the average occupancy for the same period in 1995 was 94.8 percent.

Residence Operating Expenses. Residence operating expenses were $6,010,159 for the nine month period ended September 30, 1996, and $4,267,178 for the same period in 1995. The increase of $1,742,981 is due primarily to the addition of Sunshine Villa for 1996 (pro forma residence operating expenses would have been $5,822,821 for the nine month period ended September 30, 1995, if Sunshine Villa had been acquired as of January 1, 1995). Residence operating expenses totaled 61.9 percent and 60.3 percent of rental and service revenues for the nine month periods ended September 30, 1996 and 1995, respectively, whereas on a pro forma basis for the same period in 1995 expenses totaled 63.0 percent of revenues.

General and Administrative Expenses. General and administrative expenses were $1,348,073 for the nine month period ended September 30, 1996, compared to $577,545 for the Predecessor for the nine month period ended September 30, 1995. The increase of $770,528 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth and costs associated with being a public company. General and administrative expenses, on a pro forma basis, would have been $1,140,045 for the nine month period ended September 30, 1995. General and administrative expenses were 13.7 percent of total revenues for the nine month period ended September 30, 1996, whereas on a pro forma basis expenses were 12.2 percent of revenues for same period in 1995.

Lease Expense. Lease expense for the Company's two leased communities was $2,067,937 for the nine month period ended September 30, 1996, and there was no similar lease expense for the nine month period ended September 30, 1995, since Regency Park and Sterling Park were owned by entities included in the Predecessor. The Company entered into long-term operating leases for the Sterling Park and Regency Park communities effective January 1, 1996.

Depreciation and Amortization. Depreciation and amortization expense was $180,979 for the nine month period ended September 30, 1996, compared to $491,490 for the nine month period ended September 30, 1995. Depreciation for 1996 relates primarily to Sunshine Villa while depreciation for 1995 relates primarily to Regency Park and Sterling Park, which are now being leased by the Company. Depreciation and amortization would have been $213,000 on a pro forma basis for the nine month period ended September 30, 1995.

Interest Expense. Interest expense decreased in the nine month period ended September 30, 1996, to $388,037, from $1,315,924 for the nine month period ended September 30, 1995. Interest expense for 1996 is related to financing incurred to acquire Sunshine Villa whereas interest expense for 1995 is related to indebtedness secured by the Regency Park and Sterling Park communities. Interest expense would have been $400,000 on a pro forma basis for the nine month period ended September 30, 1995.

Interest Income. Interest income increased in the nine month period ended September 30, 1996, to $277,346, from $18,477 for the same period in 1995. The increase in interest income is due to the Company's investment of the net proceeds from its initial public offering in high quality, short term securities placed with institutions with high credit ratings.

Net Income. Net income decreased to $90,156 for the Company during the nine month period ended September 30, 1996, from $410,785 (after a pro forma tax provision of $251,700) for the Predecessor for the same period in 1995. The decrease in net income is the result primarily of an increase in general and administrative expenses (as discussed above) and a decrease in residence operating profits (operating income before general and administrative expense, less interest expense) of $22,000, offset by an increase in interest income of $259,000.

On a pro forma basis, the net loss for the nine month period ended September 30, 1995, would have been approximately $264,000 as compared to net income of approximately $90,000 for the nine month period ended September 30, 1996, an increase of approximately $354,000. The increase is due primarily to an increase in interest income of approximately $259,000 and an increase in operating income of approximately $122,000, offset by an increase in income taxes of approximately $51,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had approximately $3.2 million of working capital compared to approximately $8.6 million at December 31, 1995, a decrease of $5.4 million.

Net cash provided by operating activities totaled approximately $696,000 for the nine month period ended September 30, 1996, which resulted primarily from net income of $90,000 and an increase in accounts payable and accrued expenses of $467,000.

Net cash used in investing activities totaled approximately $3,051,000 for the nine month period ended September 30, 1996, comprised of $5,004,000 used in development activities offset by $1,953,000 provided from the maturity of investments. The Company purchased land in Boise, Idaho; Folsom, California; and Eugene, Oregon; during the first quarter; in Roseville, California; and San Antonio, Texas; during the second quarter, and in Clovis, California during the third quarter. During the period, the Company incurred initial construction costs in Boise, Idaho; San Antonio, Texas; and Folsom, California; and Roseville, California and conducted preliminary development activities related to twelve sites located in California, Oregon, Washington, Texas, Nevada, New Mexico, and Arizona. At September 30, 1996, the aggregate purchase price for the Company's binding options related to eight parcels of land was approximately $5,768,000. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

The Company entered into an agreement pursuant to which it owns a fifty percent equity interest in an assisted living community which is currently under development in Kenmore, Washington. During the third quarter, that entity completed the acquisition of the land required for the project. As reported above, net cash used in development activities includes amounts advanced for this project. The Company will manage this community upon its completion.

Net cash used in financing activities totaled approximately $700,000 during the nine month period ended September 30, 1996, consisting of increases in restricted cash of $584,700 and other assets of $62,250, and $53,200 of principal payments on the indebtedness incurred related to the purchase of Sunshine Villa.

On October 24, 1996, the Company completed the sale and leaseback of Sunshine Villa generating net proceeds of $2.7 million. As a condition of the lease, the Company restricted cash totaling $415,000. During the remainder of 1996, the Company intends to utilize current working capital resources, including the Sunshine Villa proceeds, to develop and construct assisted living communities. The Company intends to finance a substantial portion of the cost of developing each new community through additional sale/leaseback transactions with REITs, as well as conventional financing with commercial banks, pension funds, and other financial institutions.

In April, 1996, the Company entered into a letter of intent with Health Care Property Investors, Inc. ("HCPI") pursuant to which HCPI agreed to provide $15.3 million in financing to the Company for the development and sale/leaseback of two new assisted living communities to be developed in Boise, Idaho and Clovis, California. Effective August 8, 1996, the Company completed the first transaction with HCPI pursuant to which the Company sold the Boise, Idaho site to HCPI and agreed to construct an assisted living community and then leaseback the completed facility for an initial term of 15 years. In addition, in July, 1996, HCPI issued a letter of intent in the amount of $7.9 million for the development and sale/leaseback of a third community to be located in San Antonio, Texas. The Company is in the process of finalizing terms related to the San Antonio and Clovis transactions.

In April, 1996, U.S. Bank delivered to the Company letters of interest pursuant to which it may provide $12.2 million in construction financing for the Company's Folsom, California and Kenmore, Washington communities. Effective October 31, 1996, the Company executed the loan documents for a $6,850,000 construction loan from U.S. Bank relative to the Company's Folsom community.

On July 29, 1996, Key Bank delivered to the Company a letter of interest pursuant to which it may provide up to $6.5 million in construction financing for the Company's Roseville, California community. On August 2, 1996, Wells Fargo Bank delivered to the Company a letter of interest pursuant to which it may provide up to $6.5 million in construction financing for the Company's Eugene, Oregon community.

On September 18, 1996, the Company signed a commitment from Health Care REIT, Inc. pursuant to which Health Care REIT, Inc. agrees to provide up to $25,000,000 of financing for the construction of as many as five new communities.

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

REGENT ASSISTED LIVING, INC.



By:  STEVEN L. GISH                            Date:  November 14, 1996
    -----------------------------------
     Steven L. Gish
     Chief Financial Officer