Form 10KSB
period 1996-12-31
REGENT ASSISTED LIVING INC
filed 1997-03-31
CIK 1000693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996 or
[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ____________ to ____________

        Commission file number 0-27108

                          REGENT ASSISTED LIVING, INC.
                 (Name of small business issuer in its charter)

            Oregon                                     93-1171049
            (State or other jurisdiction of            (IRS Employer
            incorporation or organization)             Identification No.)

            121 SW Morrison Street
            Suite 1000
            Portland, Oregon                           97204
            (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number: (503) 227-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

State issuer's revenues for its most recent fiscal year:  $13,260,249

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 19, 1997: $6,954,625

State the number of shares of Common Stock outstanding at March 19, 1997:
4,633,000

                       Documents Incorporated by Reference
                       -----------------------------------

                                                      Part of Form 10-KSB into
Document                                              which incorporated
--------                                              ------------------------

Proxy Statement for 1997 Annual                             Part III
  Meeting of Shareholders

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                                TABLE OF CONTENTS
                                -----------------


Item of Form 10-KSB                                                   Page
-------------------                                                   ----

PART  I

      Item 1 -    Description of Business                               1

      Item 2 -    Description of Property                              12

      Item 3 -    Legal Proceedings                                    15

      Item 4 -    Submission of Matters to a Vote of Security Holders  15

      Item 4(a) - Executive Officers of the Registrant                 15

PART II

      Item 5 -    Market for Common Stock
                  and Related Stockholder Matters                      17

      Item 6 -    Management's Discussion and Analysis
                  or Plan of Operation                                 18

      Item 7 -    Financial Statements                                 26

      Item 8 -    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               26

PART III

      Item 9 -    Directors, Executive Officers and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act    26

      Item 10 -   Executive Compensation                               27

      Item 11 -   Security Ownership of Certain Beneficial
                  Owners and Management                                27

      Item 12 -   Certain Relationships and Related Transactions       27

      Item 13 -   Exhibits and Reports on Form 8-K                     27

SIGNATURES                                                             31

                                     PART I


Item 1.  Description of Business

Overview and Background

      The Company is an owner, operator, and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services, and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence. The Company's founder, Walter C. Bowen, helped pioneer the development of assisted living communities in the late 1980s, and the Company's management collectively has more than 40 years of experience in the acquisition, development, and management of assisted living communities.

      The Company believes it is a significant operator of stand-alone assisted living communities in the western United States. In 1996 the Company owned or leased and operated 458 beds in three assisted living communities and managed a fourth community with 112 beds.

      The Company believes that high-quality assisted living services can be more efficiently and profitably provided in its prototypical communities than in existing facilities that could be converted to use as an assisted living community. Thus, in 1996 the Company embarked upon an aggressive expansion program of acquiring sites in select markets in the western United States and beginning the development and construction of new communities. As of March 26, 1997, the Company had eleven new communities under construction which, when completed, will increase the number of beds owned or leased and operated by the Company to approximately 1,850. Additionally, the Company has entered into an agreement to manage one additional 70-bed community and has entered into an agreement pursuant to which the Company has the right to purchase a 48-bed community.

Assisted Living

      The assisted living industry has evolved over the past 10 to 15 years in response to pressure from the public to contain spiraling medical and other health care related costs, and the choice assisted living provides to allow senior citizens to age in place in a residential environment. Assisted living offers a combination of housing and personalized health and support services for senior citizens who cannot live completely independently but who do not require the 24-hour medical care provided by a skilled nursing facility, which skilled care typically also costs much more than that provided at an assisted living community. In addition to housing and meals, the services commonly provided in a congregate care facility, assisted living communities provide a range of personal care and support services designed to meet the individual needs of residents, including instrumental activities of daily living ("IADLs") such as laundry and transportation services. Generally, assisted living residents require higher levels of care than residents in congregate care but lower levels of care than patients in skilled nursing facilities. For instance, assisted living residents often require assistance with activities of daily living ("ADLs") such as bathing, dressing, incontinence care, and taking medications but generally are not bed-ridden and can often provide various degrees of self-care. Assisted living seeks to encourage residents to live as independently as possible, emphasizing quality care while treating residents with dignity and respect.

Business Strategy

      The principal elements of the Company's business strategy are described below.

      Personalized Quality Care. The Company's primary focus is on providing high quality personalized care for each resident. The Company seeks to provide a wide range of high-quality services and care tailored to the needs of its residents in an attractive, home-like environment. The Company has established quality assurance programs to insure that high-quality services are being provided to every resident in its communities. These programs include periodic surveys of the residents and staff and the formation at each community of a resident council, consisting of residents and their families, to assist in evaluating the services provided to residents. The Company provides a toll-free number that families of residents can use to make recommendations or register complaints and frequently includes comment cards with resident billings. The Company also attempts to achieve high-quality care through the establishment of operational standards and performance goals. These standards and goals apply to each of the Company's communities and relate to such matters as health services, food service, housekeeping, maintenance, and administration.

      Special Needs. A significant component of the Company's business is providing services and activities required by residents afflicted with Alzheimer's disease and other age-related dementias. Each of the Company's larger assisted living communities is expected to have a special "Kingswood" unit located in a separate wing or area of the community that will have its own dining facilities, resident lounge areas, and specially-trained staff. The physical separation of the special needs unit from the rest of the community enables special needs residents to receive the unique care they require with a minimum of disruption to other residents. The Company is also developing a stand-alone special needs assisted living community it calls "Regent Court" that is designed to serve solely residents with special needs.

      Multiple Levels of Care. By providing graduated levels of care to residents based on individual need, the Company permits its residents to "age in place" and retains residents who might otherwise move to other facilities, which assists the Company in maintaining its occupancy levels at its larger communities. The Company believes that this high level of personalized quality care also creates satisfied residents who, along with their families, are key sources of referrals for the Company.

      High Quality and Private Payor Focus. The Company seeks private pay residents to the greatest extent possible. Approximately 95.3 percent of the Company's units were occupied by private pay residents during 1996. The Company believes that caring for private pay residents is more profitable because the Company is able to charge market rates for its extensive, high-quality services without regard to government-imposed cost containment pressures. The Company had revenue per occupied unit in 1996 of $34,416. According to data compiled for the American Seniors Housing Association, the Company's revenue per occupied unit exceeded 150 percent of the median revenue per occupied unit of $21,565 for the U.S. assisted living industry for that year. The Company will continue to focus its development efforts primarily in larger, more affluent communities with median incomes sufficient to support the Company's full service approach to assisted living.

      Professional Management. The Company has developed and uses quality assurance programs and operating standards to maintain quality and control costs. This approach is coupled with a decentralized management structure under which local managers and care coordinators responsively address residents' individual needs. The relatively larger size of the Company's communities also permits the Company to recruit and retain more highly-paid, experienced managers and professional staff.

      Education and Training. The Company believes that education, training, and development enhance the effectiveness of its employees which in turn generates enhanced employee and resident satisfaction and decreases employee and resident turnover. Managers, on-site marketing directors, and other administrative personnel receive periodic training both at the community and at the Company's corporate office. The Company, through ongoing in-service training, maintains a highly trained staff that is responsive to the changing needs of the Company's resident.

      Marketing. The Company's marketing strategy focuses on enhancing the reputation of the Company's communities and creating awareness of the Company and its services among potential referral sources. The Company also markets its services through doctors and other professionals by direct mail and other methods. The Company's experience is that satisfied residents, resident families, and professional health care providers are the most important sources of referrals for the Company. In addition, the Company emphasizes community outreach through such programs as adult day care and respite care. These programs permit individuals to use the Company's services on a temporary basis, which provides the Company with an additional source of revenue and increases awareness of the Company's communities among potential full-time residents.

      Rapid Growth and Development. The Company intends to increase the number of communities it operates primarily through the development of new communities based upon the Company's two prototypes. See "Principal Product Lines." The Company may undertake acquisitions if it locates suitable properties, however the Company believes that because there are few acceptable stand-alone assisted living communities such acquisitions will be limited. Nonetheless, the Company may pursue opportunistic acquisitions of congregate care or other facilities that are suitable for conversion to its operating model. The Company may also in the future acquire or enter businesses ancillary to the operation of assisted living communities, such as a retail pharmacy or rehabilitation therapy business.

Principal Services

      Services provided to residents of the Company's communities are designed to respond to their individual needs; promote independence, dignity and choice; and improve their quality of life. Services are available 24 hours a day to meet both anticipated and unanticipated needs. General services in the Company's communities include the provision of three meals per day, laundry, housekeeping, transportation, activities, and medication maintenance. Available support services include personal care and routine nursing care, social and recreational services, transportation, and other special services needed by the resident. Personal care includes services such as bathing, dressing and grooming, as well as assistance with personal hygiene, ambulation, and eating. Other services include assistance with banking, grocery shopping, and pet care.

      Each of the Company's communities offers residents services on a packaged basis. These packages of services are based on three progressively more comprehensive levels of care and two additional levels of care for special needs residents. This approach permits the Company to charge residents for graduated levels of care. Each level of care is priced to reflect all services provided at that level. In addition, this approach simplifies the billing process, which permits residents to plan their personal budgets with confidence. As the required level of care increases, the Company's revenues per resident also increase.

      The following table summarizes the services associated with each level of care provided by the Company:

-------------------------------------------------------------------------------
                            Graduated Levels of Care
Assisted Living

      Level One   o  Minimal assistance with ADLs and IADLs
                  o  Services include
                      - Meals
                      - Housekeeping and laundry
                      - Personal care
                      - Scheduled transportation

      Level Two   o   All Level One services plus moderate assistance with
                      ADLs and IADLs
                      - Direct hands-on assistance as needed for
                      - Medical treatments (e.g., injections)
                      - Dressing
                      - Other daily activities

      Level Three o   All Level Two services plus routine hands-on assistance
                      with ADLs and IADLs
                  o   Personal care services include
                      - Incontinence care
                      - Bathing and dressing
                      - Mobility and/or ambulation assistance
                  o   Close supervision as required for residents with special
                      behavioral conditions

Special Needs (Alzheimer's Disease and Age-Related Dementias)

      Level One   o   Required assisted living services
                  o   Direct hands-on assistance, behavioral intervention and
                      redirection as needed
      Level Two   o   All Special Needs Level One services, plus routine
                      hands-on assistance with ADLs and personal care, including
                      - Incontinence care
                      - Bathing and dressing
                      - Mobility and/or ambulation assistance
                  o Increased frequency of certain services and increased
                    supervision
-------------------------------------------------------------------------------

      The Company estimates that, of the current residents in its communities, 39 percent require assisted living level one care, 25 percent require assisted living level two care, 10 percent require assisted living level three care, 17 percent require special needs level one care and 9 percent require special needs level two care. The Company charges rates ranging from $1,865 to $2,585 per month for assisted living level one care, $2,285 to $3,005 per month for assisted living level two care, $2,705 to $3,455 per month for assisted living level three care, $2,990 to $4,195 per month for special needs level one care, and $3,265 to $4,675 per month for special needs level two care. The Company leases units to residents on a month-to-month basis. Residents are also required to pay the Company a nominal, nonrefundable administrative fee prior to admission.

Principal Product Lines

      The Company currently provides its services in stand-alone assisted living communities. The existing communities offer many services and activities designed to meet the varying needs of the residents, including the unique services required by residents afflicted with Alzheimer's disease or other age-related dementias ("special needs"). This community concept is generally identified by the Company as a "Regent" community and is the genesis of the Company's prototypical community currently under construction in eleven new markets. The Company is also developing a new type of community, called "Regent Court," that is a smaller facility dedicated to providing services solely to residents with special needs.

      (i)   Regent

            The Company's eleven "Regent" communities currently under construction, and the primary model to be built in the future by the Company, are based upon the Company's stand-alone assisted living community prototype. This prototype design has been developed and refined through the Company's experience as an operator of its existing assisted living communities, which also contain a significant portion of the important attributes of the Regent prototype. Use of this prototype will allow the Company to control development costs and maintain efficiency in development and operations.

            The prototypical Regent community is a stand-alone assisted living community containing from 90 to 135 assisted living beds, with between 10 and 20 percent of the total generally comprising the special needs unit. A "stand-alone" assisted living community is a facility devoted entirely to assisted living, as distinct from other facilities that may offer assisted living units in a separate wing or floor as well as other forms of long-term care such as congregate care or skilled nursing. The buildings generally range in size from 60,000 to 86,000 square feet and are generally built on parcels ranging in size from 3 to 6 acres. The buildings are two or three stories, depending upon site restrictions, and of wood frame construction. The exterior features are designed to be compatible with the predominant architectural designs of the area and with an emphasis on a residential versus institutional appearance. Individual units range in size from 320 square feet for a studio to 450 square feet for a one-bedroom apartment. Two-bedroom units are approximately 755 square feet in size. In some locations the Company is developing a small number of 900 square foot two-bedroom cottages next to the community for occupancy by a spouse of a community's resident or for those who do not require the more intensive services offered within the community.

            The Regent's interior layout is designed to promote efficient delivery of services and resident independence. Circulation is organized around a core area on the ground level which contains the kitchen and common dining area, administrative offices, a commercial laundry, a private dining room, lounge, day room and public restrooms. Elevators are conveniently located for easy access to all common areas and resident units. Each Regent community is expected to contain a special needs unit called "Kingswood" that is designed to house and address the needs of residents afflicted with Alzheimer's disease and other age-related dementias. The special needs units are located in a separate wing or area of the community and have their own dining facilities, resident lounge areas, and specially-trained staff. The physical separation of the special needs unit from the rest of the community enables special needs residents to receive the unique care they require with a minimum of disruption to other residents.

      (ii)  Regent Court

            The "Regent Court" is a specially designed facility solely for residents afflicted with Alzheimer's disease or other age-related dementias. The typical Regent Court resident will have cognitive difficulties, impaired motor functions, may be wander prone, and may have incontinence. Accordingly, as with the Kingswood special needs unit of the Regent community, these communities will be much smaller than the Regent, typically 24,000 to 29,000 square feet in a one-story configuration, and typically will service up to 48 residents within its 24 units. The Regent Court's 24 units are divided into four "neighborhoods" of equal size and both the overall layout and that of each neighborhood are designed to promote the efficient delivery of services. Generally, two neighborhoods will be reserved for those residents with a high level of function and two for those with low levels of functioning. Each such group of two neighborhoods will share a separate dining area. The community is designed in this manner with the primary goal of providing high-quality care to special needs residents who require unique care while providing for maximum efficiencies of operation. Because the residents generally are easily agitated and confused, organizing care within separate neighborhoods permits the Company to assign staff to a specific neighborhood in caregiver clusters. This permits the Company to minimize each resident's exposure to multiple persons and allows staff to more thoroughly learn about and provide for a resident's special needs.

            Each neighborhood is connected to the others and to the main administrative area by a series of hallways, walkways, and a courtyard. Furthermore, due to the propensity of the Regent Court's residents to wander, exterior pathways will be secured with fences to provide maximum independence to the residents while also insuring their safety. Some Regent Courts will also feature covered walkways to permit residents opportunities for exercise on inclimate days.

Development of Additional Communities

      The Company is continuing its plan of aggressive growth that it commenced in 1996. The Company's growth will be achieved primarily through construction of new Regent and Regent Court prototype communities in selected markets in the western United States. The Company currently plans to complete a total of at least 15 new Regent communities (containing an aggregate of approximately 1,880 beds) and five new Regent Court communities (containing an aggregate of approximately 240 beds) by the end of 1998. The Company currently has eleven new Regent communities under construction, expects at least nine of these to open in 1997, and expects to begin construction of an additional four Regent communities and five Regent Court communities in 1997.

      In addition to the land for the eleven communities under construction, as of March 26, 1997, the Company had acquired two additional sites for the development of one new Regent community in Kenmore, Washington and one Regent Court community in Scottsdale, Arizona. The Regent community will be developed and owned by a limited liability company in which the Company owns a 50 percent interest and the Company will manage the community. In addition, as of March 26, 1997, the Company had obtained options to acquire an additional three sites for the development of Regent communities and an additional five sites for the development of Regent Court communities. The Company is currently conducting preliminary development activities on the two acquired sites and on each of the sites under option.

      The Company is actively engaged in discussions regarding the acquisition of additional sites for development of the Company's prototype communities. The Company is targeting areas in eleven western states with favorable demographics in which to accomplish its growth plan. The Company believes that each site acquired or under consideration would accommodate one of the Company's prototype assisted living communities and fit well with the Company's growth strategy.

      The Company expects that the development time for a prototype community will range from approximately six months to one year and may be longer in some cases. The Company expects that the average construction time will be approximately ten to twelve months for a Regent community and six to seven months for a Regent Court community. Furthermore, the Company estimates that each of the Company's new communities will be approximately 25 percent pre-leased and that it will take approximately 15 months from occupancy for each Regent community to achieve an occupancy level of 95 percent or higher, at which point, in the Company's experience, occupancy remains relatively stable. The Company expects that it will take approximately five to six months for a Regent Court community to achieve an occupancy level of 93 percent or higher. The cost to construct a Regent community varies from site to site and is expected to range from approximately $65,000 to $81,000 per residential unit. The estimated cost to construct a Regent Court is approximately $75,000 per bed, but this amount will also vary from site to site.

      While the Company is currently on schedule to achieve its goal of opening at least 15 new assisted living communities by the end of 1998, the Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. Furthermore, there is also no assurance that the Company will elect to acquire any of the sites it has under option or that the Company will be able to develop successfully any of the sites its has acquired or will in the future acquire. See "Forward Looking Statements."

      The Company's Markets. In evaluating a prospective development project, the Company will consider primarily the size of the population, income and age demographics, strength of the market demand, and the ability to maximize the efficiency of its management resources in a specific market or "cluster." The Company intends to locate its Regent communities in metropolitan areas of 50,000 or more people with a high percentage of affluent elderly persons and to select sites so that it can strategically place multiple communities within a several hundred mile radius, creating a cluster of communities. Smaller communities may be selected for development of Regent Courts because a Regent Court will typically draw residents from a much larger area than does a Regent community. Other factors that will be considered in the site selection process include the level of competition, the local labor market, the state and local tax structure, and the state and local legislative and regulatory environment.

Competition

      Providers of assisted living housing and services compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the communities, services offered, family and physician preferences, and location. The Company's current and potential competitors include national, regional, and local operators of long-term care residences, rehabilitation hospitals, extended care centers and skilled nursing facilities, assisted and independent living centers, retirement communities, home health agencies and similar institutions. The Company believes that assisted living is a distinct and rapidly growing segment within the long-term care industry and that it is distinguishable from other long-term care alternatives on the basis of price, physical appearance, and range of services offered. Moreover, the Company believes its communities are distinguishable from assisted living facilities that do not cater primarily to private pay residents. Therefore, although some of the Company's competitors have significantly greater resources than those of the Company, the Company believes that it competes favorably in all of the markets in which it operates due to the quality of its care and services, operating systems, community designs, and community locations in the market.

Government Regulation

      The Company's assisted living communities are subject to regulation and licensing by local and state health and social service agencies and other regulatory authorities. Although regulatory requirements differ from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; community design and specifications; resident characteristics; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In order to qualify as a state licensed facility eligible to receive Medicaid funding, the Company's communities must comply with additional regulations in these areas. The Company's communities are also subject to various zoning restrictions, local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored in varying degrees by state agencies. Licenses have been obtained for the Company's current communities in Oregon, Washington and California, and the Company expects that it will be able to obtain licenses in other states as required. One of the Company's communities, Sunshine Villa, is subject to restrictions that require the Company to make 15 percent of the units at the community available to low income residents.

      Assisted living facilities are subject to less regulation than other licensed health care providers, but more regulation than standard congregate care or independent living facilities. However, the Company anticipates that additional regulations and licensing requirements will likely be imposed by states and the federal government. Currently, certain states require licenses to provide the assisted living services offered by the Company. Certain states also require Certificates of Need for assisted living facilities, but this is not a requirement in states where the Company currently conducts business. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition. The Company believes that its current communities are in substantial compliance with all applicable regulatory requirements. To the Company's knowledge, no material regulatory actions are currently pending or have been threatened with respect to any of its current communities.

      Although only a small portion of the Company's revenues are derived from the Medicaid program, the Company is subject to Medicaid fraud and abuse laws which prohibit any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering, or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Company believes it is in substantial compliance with all applicable Medicaid laws.

Employees

      As of December 31, 1996, the Company employed approximately 304 full-time and 103 part-time employees, and the corporate offices employed 22 individuals full-time. None of these employees is represented by any labor union. Management believes that its employee relations are good.

Trademarks

      The Company has filed for trademark protection of its "Regent," "Regent Court," and "Kingswood" tradenames. Approval of these marks is pending.

Forward Looking Statements

      The information set forth in this report regarding the Company's acquisition of sites for development, the Company's development, construction and opening of new assisted living communities, the operation and performance of the Company's new assisted living communities, the Company's plans to develop, construct and operate new Regent Court communities, and the ability of the Company's newly developed communities to compete for residents constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to the safe harbor created by that section. From time to time, information provided by the Company, or statements made by its employees, may contain other forward-looking statements. The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements contained in this report and presented elsewhere by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report.

      There is no assurance that the Company will be able to achieve its plan to develop, construct, and open 15 new Regent communities and five new Regent Court communities by the end of 1998, or that any newly opened community will be profitable.

      The Company's development, construction and opening of new assisted living communities are subject to the risk that the Company will be unable to obtain, or will experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations. The Company's opening of new assisted living communities on schedule is also subject to the risk that the Company or its contractor will experience delays in the construction of one or more communities.

      The achievement by the Company of its planned growth is subject to a number of financing risks. The Company expects to incur significant debt and lease obligations in connection with financing its growth plan. The Company currently does not have commitments for all of the financing necessary to finance its growth plan. If the Company were unable to obtain additional required financing, or if such financing were not available on acceptable terms, the Company believes that its plan to open 15 new Regent communities and five new Regent Court communities by the end of 1998 would likely be delayed or curtailed. Furthermore, if the Company is unable to generate sufficient cash flow from operations to satisfy required debt and lease payments, the Company will be required to obtain additional financing to satisfy those obligations.

      The Company's growth strategy is subject to the risk that lease-up and occupancy rates at newly-developed communities may not be achieved or sustained at expected levels. This could result at a particular community for a number of reasons, including competition from other nearby providers of long-term senior care, the failure of management to assess accurately the demand for long-term care in a particular market, and the failure of the Company's prototypical communities to be accepted in a particular market. If expected occupancy levels are not achieved within the expected time frame, the Company may not be able to repay or refinance a short-term construction loan obtained to construct the relevant community. If occupancy rates at newly-developed communities are not achieved and sustained at expected levels, the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will increase.

      The Company's growth strategy is also subject to the risk that construction costs for new communities may exceed original estimates. The Company's agreements with its contractors generally provide for the contractor to construct a community on a cost-plus basis. In addition, the Company's sale/leaseback financing arrangements with REITs generally provide for the Company to develop and construct the new community for a fixed amount. Accordingly, the risk of construction cost over-runs on its new communities is generally borne by the Company. Moreover, construction cost over-runs would increase the Company's capital requirements and compel the Company to raise additional financing, beyond what is currently anticipated, in order to achieve its growth plans.

      The Company's planned growth will place increasing pressure on the Company's management controls and require the Company to locate, train, assimilate, and retain additional community managers and support staff. There is no assurance that the Company will be able to manage this growth successfully. The failure of the Company to manage its planned growth successfully could have a material adverse effect on the financial performance of the Company and increase the Company's need for additional financing.

Item 2.  Description of Property

      Current Communities. The table below sets forth certain information regarding the Company's Communities.

                                                                   Average Occupancy Rate
                                                                   Year Ended December 31
                                           Number         Date     -----------------------
 Community Name                        of Beds(1)       Opened     1994     1995      1996
 --------------                        ----------       ------     ----     ----      ----
 Regency Park.........   Portland, OR      140            1987    96.5%    98.6%     98.0%
 Sterling Park........   Redmond, WA       192            1990    93.1     94.7      97.2
 Sunshine Villa.......   Santa Cruz, CA    126            1990    92.5     92.8      97.4
                                           ---                    ----     ----      ----
      Total/Average...                     458                    94.0%    95.4%     97.5%

(1) In 1994 and 1995 Sterling Park operated 187 beds. The percentages for those periods are based on 187 beds while the 1996 percentages are based on 192 beds.

      Effective December 1, 1995, the Company acquired Sunshine Villa from an unrelated party for a purchase price of approximately $7.7 million. Prior to its acquisition, Sunshine Villa had been managed by the Company or its predecessor since August 1993. The Company sold Sunshine Villa to a real estate investment trust ("REIT") that specializes in health care properties effective October 24, 1996, for $8.3 million, and simultaneously entered into an agreement to lease the community for a period of at least 15 years. The Company also financed the development of its Boise, San Antonio, and Clovis communities with the same REIT. The lease on each community, including Sunshine Villa, provides that it may be extended for up to two, ten-year periods but only if each of the four leases is also extended for an identical period.

      The Company leases Regency Park (the "Regency Lease") from an Oregon limited partnership owned by Mr. Bowen and his minor children, and leases Sterling Park (the "Sterling Lease") from a Washington limited liability company owned by Mr. Bowen and his minor children. The Regency Lease expires in 2005, and has annual base rent payments of approximately $1,271,000, in addition to percentage rent payments equal to ten percent of the Company's annual gross revenues from Regency Park in excess of the gross revenues for that property in calendar year 1995. The Sterling Lease expires in 2005, and has annual base rent payments of approximately $1,486,250, in addition to percentage rent payments equal to ten percent of the Company's annual gross revenues from Sterling Park in excess of the gross revenues for that property in calendar year 1995. Under the Regency Lease and the Sterling Lease (collectively, the "Leases"), the Company is responsible for, among other costs, maintenance, property taxes, capital expenditures and direct operating costs related to the communities. Each Lease also contains three 10-year renewal options and a right of first refusal if the lessor proposes to sell the property. The payment terms of the Leases were based on the fair market values of the underlying properties, as determined by independent appraisals. The aggregate annual base rent payments under each Lease, when expressed as a percentage of the appraised value of that property, reflects a lease rate of approximately 10.25 percent, which the Company believes was typical for leases in the health care industry upon the inception of each lease. In obtaining the consent of the Regency partnership's lender to the Regency Lease, the Company agreed that not less than 25 percent of its outstanding stock will be owned by Mr. Bowen and that Mr. Bowen will continue to control the management of the Company.

      The Company manages Park Place in Portland, Oregon, a 112-bed assisted living community owned by a limited partnership in which Mr. Bowen is a general partner and beneficially owns a 1.85 percent interest. The Company receives a management fee equal to five percent of the gross revenues of Park Place. In 1996, the fee paid to the Company for managing Park Place was $147,843.

      Communities Under Construction. As of March 26, 1997, the following Regent communities are under construction:

                                           Expected
                         Projected          Quarter         Leased Or
      Location          No. of Beds         Opening           Owned
      --------          -----------         -------           -----
Boise, Idaho                136             2nd-97           Leased
Folsom, California          123             3rd-97            Owned
San Antonio, Texas          133             3rd-97           Leased
Roseville, California       108             4th-97            Owned
Clovis, California          129             4th-97           Leased
Rio Rancho, New Mexico      114             4th-97            Owned*
Bakersfield, California     131             4th-97            Owned
Eugene, Oregon              125             4th-97            Owned
Vacaville, California       127             4th-97            Owned
Tucson, Arizona             136             1st-98            Owned
Henderson, Nevada           134             1st-98            Owned


* The Company's community in Rio Rancho will be owned by a limited liability company in which the Company has a 90 percent interest. The
      Company will manage the community.

The Company currently plans to begin construction of at least four additional Regent communities and five Regent Court communities in 1997.

      Development Sites. The Company is actively engaged in discussions to acquire additional sites in several western states. In considering a prospective site for development of a Regent community, the Company generally seeks a 3 to 6 acre parcel of undeveloped land located within a metropolitan area of 50,000 persons or more. A site of 1.5 to 3 acres is generally acquired for a Regent Court community. The Company generally also seeks relatively flat parcels of land zoned for multi-family residences with reasonable access to utilities and streets. In the course of its evaluation, the Company generally will conduct a geotechnical study of a site to determine if the soils have proper compaction for the Company's development. The Company conducts "level one" environmental assessments of each new property prior to acquisition.

      In addition to the land for eight of the communities under construction, as of March 26, 1997, the Company had acquired two additional sites for the development of one new Regent community in Kenmore, Washington and one Regent Court community in Scottsdale, Arizona. The Regent community is being developed and will be owned by a limited liability company in which the Company owns a 50 percent interest and the Company will manage the community. In addition, as of March 26, 1997, the Company had obtained options to acquire an additional three sites for the development of Regent communities and an additional five sites for the development of Regent Court communities. The Company has commenced preliminary development activities on the two recently acquired sites and on each of the sites under option. Preliminary development activities include due diligence activities (including the evaluation of environmental and geotechnical matters), the preparation of architectural and engineering plans and the negotiation of definitive arrangements regarding the acquisition of the site and the financing of the development.

      The Company is actively engaged in discussions regarding the acquisition of sites for additional development. The Company is targeting areas in eleven western states with favorable demographics and regulatory structures that it believes will allow it to enhance its growth. The Company believes that each site acquired or under consideration would accommodate one of the Company's prototype assisted living communities and fit well with the Company's growth strategy. There is no assurance that the Company will elect to acquire any of the sites it has under option or that the Company will be able to develop successfully any of the sites its has acquired or will in the future acquire.

      Office Facilities. The Company currently shares space with other companies and entities owned or controlled by Mr. Bowen (the "Bowen Companies"), and leases approximately 10,500 square feet of office space in one location in Portland, Oregon. A proportionate share of the total rent is allocated to the Bowen Companies based on the space they occupy.

Item 3.  Legal Proceedings

      As of March 26, 1997, there were no material pending legal actions to which the Company is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4(a).  Executive Officers of the Registrant

      As of March 26, 1997, the executive officers of the Company were as set forth below.

      Name                Age   Position
      ----                ---   --------
      Walter C. Bowen     54    Chairman of the Board, Chief Executive
                                Officer and President

      Eric W. Jacobsen    36    Chief Operating Officer

      James W. Ekberg     44    Executive Vice President of Acquisitions
                                and Development

      Steven L. Gish      38    Chief Financial Officer, Treasurer,
                                Secretary and Director

      David R. Gibson     35    Vice President for Corporate Affairs,
                                General Counsel and Assistant Secretary

      Walter C. Bowen. Mr. Bowen is the founder of the Company and became the Chief Executive Officer, President and a director of the Company upon its formation. Mr. Bowen has been involved in the development, ownership and management of assisted living facilities since 1986, and has devoted a majority of his time to the ownership and operation of those facilities over the past five years. Mr. Bowen has also been the Chief Executive Officer of several related companies, Bowen Property Management Company, Bowen Financial Services Corp., a company formed to obtain financing for real estate development projects, and Bowen Development Company, a real estate construction company (collectively, the "Bowen Companies"), since their formation. Mr. Bowen attended the University of Oregon and is a graduate of Portland State University. Mr. Bowen serves on the Board of Directors of the Assisted Living Facilities Association of America and on the advisory board for the National Investment Conference for the Senior Living and Long Term Care Industries.

      Eric W. Jacobsen. Mr. Jacobsen became Chief Operating Officer of the Company in August 1995 and has served as the chief operating officer of the assisted living business of the Bowen Companies since September 1994. Mr. Jacobsen joined the Bowen Companies in February 1994 as Vice President of Development and Acquisitions. In his current capacity Mr. Jacobsen oversees the management of the Company's communities and is responsible for strategic planning for new communities. From July 1988 to February 1994, Mr. Jacobsen served as Director of Development and Acquisitions of Holiday Retirement Corp., the largest owner and operator of senior living facilities in the United States. Mr. Jacobsen holds a degree in business administration from the University of Oregon and is a licensed real estate broker.

      James W. Ekberg. Mr. Ekberg became Executive Vice President of Acquisitions and Development of the Company in August 1995. Mr. Ekberg joined the Bowen Companies in 1985 as Controller and has served as Executive Vice President since 1991, in which capacity he was responsible for the development of numerous projects for the Bowen Real Estate Group and oversaw the operations of Bowen Development Company. He is an active member of The Oregon Society of Certified Public Accountants and the Multi Family Housing Council, and serves on the Board of the Housing Development Center. Mr. Ekberg holds a bachelor's degree in accounting from the Honors College of Michigan State University.

      Steven L. Gish. Mr. Gish became Chief Financial Officer and Treasurer of the Company in August 1995. Mr. Gish joined the Bowen Companies in 1991
as  Controller.   Prior  to  that  time,   Mr. Gish  served  as  Treasurer  and
Controller of McCormick and Baxter Creosoting Company, an industrial wood preservation company. He is an active member of The Oregon Society of Certified Public Accountants. Mr. Gish received a Bachelor of Science degree in accounting from the University of Oregon in 1980.

      David R. Gibson. Mr. Gibson became Vice President for Corporate Affairs, General Counsel and Assistant Secretary of the Company in March 1996. Mr. Gibson's primary responsibility with the Company is to oversee its legal affairs. Prior to joining the Company, Mr. Gibson practiced law for over eight years, the last seven with the law firm of Bogle & Gates. Mr. Gibson is an active member of the Oregon State Bar and American Bar Association. Mr. Gibson received his law degree from Northwestern School of Law of Lewis and Clark College in 1987 and his Bachelor of Science degree in accounting from the University of Oregon in 1984.


PART II

Item 5.  Market for Common Stock and Related Stockholder Matters

      The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "RGNT." The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market System for the periods indicated.

Trading Period                                  High         Low
--------------                                ------      ------

Fourth Quarter, 1995 (12-20 to 12-31)         $8          $7 1/2
First Quarter, 1996 (1-1 to 3-31)              8           4 3/4
Second Quarter, 1996 (4-1 to 6-30)             8 1/4       5 3/8
Third Quarter, 1996 (7-1 to 9-30)              7 1/2       4 1/2
Fourth Quarter, 1996 (10-1 to 12-31)           6 1/2       3 1/8

      As of March 19, 1997, the number of record holders of the Company's Common Stock was 27.

      Since its initial public offering in December 1995, the Company has not paid cash dividends on its Common Stock and presently intends to continue this policy in order to retain its earnings for the development of the Company's business. The Company's ability to pay dividends may be limited by the terms of future debt and equity financings and other arrangements. Furthermore, the Company's ability to declare and pay cash dividends on its Common Stock is restricted by the terms of its Preferred Stock.

      In December 1996, the Company completed a private placement of 1,666,667 shares of its Preferred Stock to an institutional investor in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided for in Section 4(2) thereof. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

      The Company is an owner, operator and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services, and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence. The Company's revenues are derived primarily from resident fees for basic housing, personalized health care services, and other support services.

      This report covers the first full year of operations since the Company's initial public offering on December 26, 1995. The Company has aggressively pursued its growth strategy and the following significant transactions and events have occurred since its initial public offering:

      The Company completed the sale of $10 million of Preferred Stock to Prudential Private Equity Investors III, L.P., thereby providing the Company with the equity capital necessary to complete development of the Company's 15 planned Regent communities.

      The Company has commenced construction on eleven new Regent communities, engaged in development activities relative to five additional Regent communities, and engaged in preliminary development on six sites where it intends to construct its newly designed Regent Court community.

      The Company has closed four construction loans and received non-binding letters of intent or other expressions of intent to make four additional construction loans, all in the aggregate amount of approximately $54.6 million.

      The Company has completed four transactions with a REIT pursuant to which the Company sold its Sunshine Villa community and obtained approximately $23.4 million of lease financing for its Boise, San Antonio, and Clovis communities.

Development of Additional Communities

      The Company's current growth plan calls for completion of a total of at least 15 new Regent communities and five new Regent Court communities by the end of 1998. The future success and profitability of the Company are dependent upon the expansion of its operations. During this expansion period, the expenses associated with development, construction, and leasing of these communities are expected to be significant.

      Newly developed Regent communities are expected to incur operating losses during the first nine months of operations for a typical 110-unit community, resulting primarily from additional marketing costs expected to be incurred during the lease-up period and operating losses expected to be incurred prior to a new Regent community achieving break-even cash flow.

Management expects that newly developed Regent communities will achieve break-even cash flow within eight to ten months after commencing operations, at which time the communities are expected to have achieved approximately 65-70 percent occupancy. Stabilized occupancy of 95 percent or higher is expected by the fifteenth month of operation. Based upon its experience operating assisted living communities, management expects occupancies will remain fairly stable after 95 percent occupancy is achieved.

      Newly developed Regent Court communities are expected to incur operating losses during the first four to five months of operations, resulting primarily from additional marketing costs expected to be incurred during the lease-up period and operating losses expected to be incurred prior to achieving break-even cash flow. Management anticipates that newly developed Regent Court communities will achieve break-even cash flow within five to six months after commencing operations, at which time the communities are expected to have achieved approximately 60-70 percent occupancy. Stabilized occupancy of 93 percent or higher is expected by the ninth month of operation. Based upon its experience operating the Kingswood units at its existing communities, management expects occupancies will remain fairly stable in its Regent Court communities after 93 percent occupancy is achieved.

      Although the Company expects that its income from existing communities will continue to increase as a result of management's continuing focus on increasing rates, maintaining occupancy and controlling expenses, the expenses associated with new development are expected to result in operating losses in 1997, and through at least 1998. Furthermore, if the Company expands its growth plan through the development of additional new communities or if a significant number of newly developed communities fail to reach break-even cash flow within the expected time period, the Company will likely continue to incur operating losses beyond 1998.

Operations of Existing Communities

      The following table sets forth, for the periods presented, the number of communities and beds owned or leased and average occupancy percentages of the Predecessor (as discussed below) and the Company:

                                         1995         1996
                                         ----         ----
                                     Pro Forma(1)

      Communities owned or leased          3             3

      Number of beds                     453           458

      Average occupancy                 95.4%        97.5%

      (1) 1995 figures are presented on a pro forma basis as if Sunshine Villa had been acquired as of January 1, 1995.

Results of Operations

      The following discussion and analysis should be read in conjunction with the Financial Statements under Item 7. The Company's revenues are derived primarily from resident fees for basic housing, personalized health care services, and other support services. Operating expenses are comprised generally of resident operating expenses, which include payroll and employee benefits, food, property taxes, utilities, insurance and other direct residence operating expenses; general and administrative expenses consisting of corporate and support functions such as legal, accounting, and other administrative expenses; lease expense; and depreciation and amortization expense.

      The 1995 Predecessor financial statements represent the combined historical results of operations of the Predecessor, which consists of a combination of the business of the Company and the two affiliated entities that own Regency Park and Sterling Park. The discussion of the results of operations which follows is based upon the 1995 combined results of operations of the Predecessor and the 1996 results of operations of the Company. For the purpose of preparing the historical financial statements of the Predecessor, expenses have been allocated among the affiliated companies in a manner consistent with the Administrative Services Agreement (see Note 9 to the consolidated financial statements).

      Certain pro forma data discussed below has been derived from Note 11 to the consolidated financial statements of the Company, which presents unaudited pro forma results of operations for the year ended December 31, 1995, as if the acquisition of Sunshine Villa, the initial public offering, and the lease of Regency Park and Sterling Park had occurred as of January 1, 1995.

The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Predecessor's 1995 financial statements and in the Company's 1995 pro forma financial statements and 1996 consolidated financial statements.

                                     Predecessor                  Company
                                     -----------          ---------------------
                                         1995             1995             1996
                                         ----             ----             ----
                                                        Pro Forma
                                                       (Unaudited)
Revenues:
  Rental and service                     96.9%            98.6%           98.7%
  Management fee                          3.1              1.4             1.3
                                        -----            -----           -----

    Total revenues                      100.0            100.0           100.0
                                        -----            -----           -----

Operating expenses:
  Residence operating expenses          57.9              61.8            61.1
  General and administrative expenses    8.0              12.5            13.8
  Lease expense                                           21.8            20.8
  Depreciation and amortization          6.3               2.3             1.9
                                        -----            -----           -----
    Total operating expenses            72.2              98.4            97.6
                                        -----            -----           -----

    Operating income                    27.8               1.6             2.4

Interest income                          0.5               0.4             2.7
Interest expense                       (17.6)             (4.2)           (4.2)
Other                                    1.6               1.2             0.1
                                        -----            -----           -----
    Income (loss) before taxes
     and extraordinary loss             12.3              (1.0)            1.0

Provision for income taxes (1)          (4.7)                             (0.4)
                                        -----            -----           -----

    Income (loss) before taxes and
     extraordinary loss(1)               7.6             (1.0)            0.6

Extraordinary loss                                                       (0.4)
                                        -----            -----           -----
    Net income (loss) (1)                7.6%            (1.0)%           0.2%
                                        -----            -----           -----

(1) Unaudited pro forma for 1995

Comparison of Years Ended December 31, 1996 (Company) and 1995 (Predecessor)

      Revenues. Revenues for 1996 totaled $13,260,249 compared to $10,138,809 in 1995. During 1996, the Company operated three communities and managed a fourth community. The Company operated two communities and managed two additional communities through December 1, 1995, when it acquired Sunshine Villa, one of the two properties it was managing. The increase in revenue of $3,121,440 or
30.8 percent, is due primarily to the addition of Sunshine Villa (pro forma revenues would have been $12,648,000 for 1995 if Sunshine Villa had been acquired as of January 1, 1995) and to management's continuing focus on more accurately assessing resident's needs (the effect of which resulted in increased per bed revenues). Revenue from the operation of Sunshine Villa was $2,653,340 for the eleven months ended November 30, 1995. In addition, overall occupancy at the Company's communities increased to an average of 97.5 percent for 1996, whereas on a pro forma basis the average occupancy for 1995 was 95.4 percent.

      Residence Operating Expenses. Residence operating expenses were $8,108,045 for 1996, and $5,871,676 for 1995. The increase of $2,236,369 or 38.1 percent is due primarily to the addition of Sunshine Villa for 1996 (pro forma residence operating expenses would have been $7,815,000 for 1995, if Sunshine Villa had been acquired as of January 1, 1995). Residence operating expenses totaled 61.9 percent and 59.8 percent of rental and service revenues for 1996 and 1995, respectively, whereas on a pro forma basis for the same period in 1995 expenses totaled 62.7 percent of revenues.

      General and Administrative Expenses. General and administrative expenses were $1,834,960 for 1996, compared to $813,139 for 1995. The increase of $1,021,821 is due primarily to increased payroll and ancillary costs primarily resulting from staffing increases related to the implementation of the Company's plan for growth, and to additional costs associated with being a public company. General and administrative expenses, on a pro forma basis, would have been $1,578,000 for 1995. General and administrative expenses were 13.8 percent of total revenues for 1996, whereas on a pro forma basis expenses were 12.5 percent of revenues for 1995.

      Lease Expense. Lease expense for the Company's two leased communities was $2,757,250 for 1996; there was no similar lease expense for 1995 since Regency Park and Sterling Park were owned by entities included in the Predecessor. The Company entered into long-term operating leases for the Sterling Park and Regency Park communities effective January 1, 1996.

      Depreciation and Amortization. Depreciation and amortization expense was $245,656 for 1996, compared to $642,025 for 1995. Depreciation for 1996 relates primarily to Sunshine Villa while depreciation for 1995 relates primarily to Regency Park and Sterling Park, which are now being leased by the Company. Depreciation and amortization would have been $296,000 on a pro forma basis for 1995.

      Interest Income. Interest income increased in 1996 to $361,565 from $48,304 for 1995. The increase in interest income is due to the Company's investment of the net proceeds from its initial public offering in high-quality, short-term securities.

      Extraordinary Loss. The extraordinary loss in 1996 of $53,097, net of an income tax benefit of $33,900, resulted from the write-off of previously capitalized loan fees. The write-off occurred in connection with the sale/leaseback of Sunshine Villa, which has been accounted for as a financing transaction.

Liquidity and Capital Resources

      At December 31, 1996, the Company had approximately $10.1 million of working capital compared to approximately $8.6 million at December 31, 1995, an increase of $1.5 million.

      Net cash provided by operating activities totaled approximately $760,000 for 1996, which resulted primarily from net income of approximately $24,000 and the net change in other operating assets and liabilities of $709,000.

      Net cash used in investing activities totaled approximately $10,093,000 for 1996, consists of approximately $8.8 million for land acquisition, development and construction costs, net of approximately $885,000 of related construction payables, $987,000 for the purchase of investments, and an investment, in the approximate amount of $264,000, in a joint venture for the development of the Kenmore community. The land acquisition, development, and construction costs are related to the development of assisted living communities. At December 31, 1996, the aggregate purchase price for nine parcels of land for which the Company had purchase options was approximately $7,062,000. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

      The Company entered into an agreement pursuant to which it owns a fifty percent equity interest in an assisted living community which is currently under development in Kenmore, Washington. As reported above, net cash used in development activities includes amounts advanced for this project. The Company will manage this community upon its completion.

      Net cash provided by financing activities totaled approximately $10,397,000 during 1996, consisting primarily of $9,350,000 of net proceeds from the issuance of Preferred Stock as discussed below and $3,712,000 of net proceeds from issuances of long-term debt (including $2.6 million net proceeds from the sale/leaseback of Sunshine Villa) less $1.6 million of deposits for letters of credit.

      On December 16, 1996, the Company completed the sale of $10 million of its Preferred Stock to Prudential Private Equity Investors III, L.P. ("PPEI"). The Preferred Stock is convertible, on a one-to-one basis, into 1,666,667 shares of Common Stock, subject to adjustment as described below, at an effective price of $6 per share. In connection with the sale of the

Preferred Stock, the Company issued to PPEI a Stock Purchase Warrant to purchase 200,000 shares of Company Common Stock, exercisable upon the occurrence of certain events described below at $5.50 per share. If the Company does not obtain certificates of occupancy for 1,000 new units and open at least ten new communities during 1997, then (a) the conversion ratio of the Preferred Stock will be adjusted so that the Preferred Stock will be convertible into an aggregate of 1,818,182 shares of Common Stock, and (b) PPEI will be entitled to exercise the Stock Purchase Warrant for 200,000 shares of Common Stock. The Company is required to pay a quarterly cumulative dividend on the Preferred Stock at the rate of six percent per annum beginning March 31, 1997. In connection with the sale of the Preferred Stock, the Company also entered into a Stockholders Agreement with PPEI and Mr. Bowen.

      The Company entered into lease financing arrangements with a REIT regarding the acquisition and development of assisted living communities in Boise, Idaho; San Antonio, Texas; and Clovis, California. Each arrangement provides that the Company will develop for the REIT a community for a maximum amount and the Company will lease the completed community on a long-term basis. The total aggregate lease financing provided by the arrangements is approximately $23.4 million.

      The Company sold its Sunshine Villa community to a REIT for $8.3 million in October 1996. The Company purchased the community for $7.7 million in December 1995. The Company realized net proceeds of $2.62 million from the sale. Due to continuing involvement by the Company, accounting principles require this transaction to be accounted for as a financing. Coincident with the sale of Sunshine Villa, the Company entered into a long-term lease of the community which is coterminous with the Boise, San Antonio, and Clovis leases referred to above. Each lease is for an initial term of approximately 15 to 16 years and contains two, ten-year extension options, each of which can be exercised only if exercised with respect to each of the four leases. The Sunshine Villa lease provides for annual base rent of approximately $829,000, plus additional rent based upon the increase in the community's revenues. The annual base rent for each of the Boise, San Antonio, and Clovis leases will be determined based upon the final construction cost of each community.

      As of March 26, 1997, the Company has entered into four construction loans in the aggregate amount of $27,685,000 for the construction of its Folsom, Kenmore, Bakersfield, and Austin communities. The Company has also obtained from commercial banks non-binding letters of intent or other indications of intent to make construction loans for the construction of the Company's Roseville, Eugene, Tucson, and Henderson communities in the approximate aggregate amount of $26.9 million. These loans are generally for a term of three years and are secured by the related property.

      The Company's current growth plan anticipates the development, construction, and opening of 15 new Regent communities and five new Regent Court communities by the end of 1998. The Company has obtained $23.4 million of REIT lease financing to fund the development and construction of three Regent communities. The total cost to develop and construct twelve Regent communities and to fund the estimated initial operating deficits for 15 Regent communities will likely be between $100-110 million. A substantial portion of this cost will be incurred in 1997. The Company has obtained $27.7 million in debt financing for the construction of four communities and has received non-binding letters of intent and other expressions of intent to provide an additional $26.9 million in construction financing, all as described above. Provided that the Company completes these loan transactions and can obtain approximately $31 million in additional debt or REIT financing, the Company estimates that it has the necessary equity capital to complete construction of the 15 communities and to fund the initial operating deficits. The Company believes that such financing will be available on acceptable terms.

      The Company estimates that it will cost between $17-20 million to develop and construct five Regent Court communities and to fund the related initial operation deficits. The Company expects to finance these costs through the sale or issuance of debt or equity. The Company currently has no commitments for such financing.

      The Company may enter into additional arrangements with one or more unrelated parties regarding the joint development and ownership of one or more of the Company's communities currently under construction or development in order to further leverage the Company's growth.

      If the Company were unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company expects that its plan to develop 15 Regent communities and five Regent Court communities by the end of 1998 would likely be delayed or curtailed. Furthermore, if the Company expands its growth plan, development activities do not result in the construction of a community on the site, the Company experiences a decline in the operations of its current communities or the Company does not achieve and sustain anticipated occupancy levels at its new communities, then the Company may require additional financing to complete its growth plan.

      The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the development of assisted living communities and expansion of its business.

Inflation

      Management believes that the Company's and the Predecessor's operations have not been materially adversely affected by inflation. The Company expects salary and wage increases for its skilled staff will continue to be higher than average salary and wage increases, as is common in the health care industry. To date, the Company has been able to offset the effects of inflation on salaries and other operating expenses by increases in rental and service rates. The Company expects to be able to continue to do so in the future, subject to applicable statutory, regulatory and zoning restrictions.

Recent Accounting Pronouncements

      New accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements.

Item 7.  Financial Statements

      The financial statements required by this item are included on pages F-1 to F-22 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 9. Directors, Executive Officers, and Control Persons; Compliance with
        Section 16(a) of  the Exchange Act

      Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report. Information required by Item 405 of Regulation S-B is included under "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 10.  Executive Compensation

      Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

      (a)(1)      Financial Statements

                  The financial statements are listed in the Index to Financial Statements on page F-1 of this Report.

      (a)(2)      Exhibits

      Exhibit
      Number
      ------

     (1)3.1 Restated Articles of Incorporation, as amended effective December 13, 1996.

     (2)3.2    Restated Bylaws, as amended effective December 12, 1996.

        4.1    See Article II of Exhibit 3.1 and Articles I and VI of Exhibit
               3.2.

     (1)10.1 Lease Agreement between the Company and Regency Park Apartments Limited Partnership.

     (1)10.2 Lease Agreement between the Company and the Bowen-Gionet Joint Venture.

     (1)10.3   Employment Agreement between the Company and Walter C. Bowen.

     (1)10.4   Employment Agreement between the Company and James W. Ekberg.

     (1)10.5   Employment Agreement between the Company and Eric W. Jacobsen.

     (1)10.6   Employment Agreement between the Company and Steven L. Gish.

     (1)10.7   Employment Agreement between the Company and Gregory Roderick.

     (1)10.8 Restrictive Covenant Agreement between the Company and Walter C. Bowen.

     (1)10.9 Restrictive Covenant Agreement between the Company and James W. Ekberg.

    (1)10.10 Restrictive Covenant Agreement between the Company and Eric W. Jacobsen.

    (1)10.11 Restrictive Covenant Agreement between the Company and Steven L. Gish.

    (1)10.12 Restrictive Covenant Agreement between the Company and Gregory Roderick.

    (1)10.13   1995 Stock Incentive Plan.

    (1)10.14   Form of Incentive Stock Option Agreement.

    (1)10.15   Form of Nonqualified Stock Option Agreement.

    (1)10.16 Administrative Services Agreement among the Company and certain of the Bowen companies.

    (1)10.17   Indemnity Agreement between the Company and Walter C. Bowen.

    (1)10.18   Indemnity Agreement between the Company and James W. Ekberg.

    (1)10.19   Indemnity Agreement between the Company and Eric W. Jacobsen.

   (1)10.20    Indemnity Agreement between the Company and Steven L. Gish.

    (1)10.21 Regulatory Agreement by and between the Company (as assignee) and the Oregon Housing and Community Services Department ("OHCS").

    (1)10.22 Form of First Amendment to Regulatory Agreement between the Company and OHCS.

    (1)10.23   Management Agreement regarding Park Place.

    (1)10.24 Subordination and Attornment Agreement with The Canada Life Assurance Company regarding Regency Park.

    (1)10.25   Promissory Note from the Company to Sunshine Villa, Inc.

    (1)10.26   Note from the Company to United States National Bank of Oregon.

    (1)10.27 Line of Credit Instrument between the Company and United States National Bank of Oregon.

    (2)10.28 Letter of Understanding, effective as of March 8, 1996, between the Company, Dr. Marvin S. Hausman, and Northwest Medical Research Partners.

    (2)10.29 Employment Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

    (2)10.30 Restrictive Covenant Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

    (3)10.32 Preferred Stock and Warrant Agreement between Prudential Private Equity Investors III, L.P. ("PPEI") and the Company dated as of December 16, 1996.

    (3)10.33 Stockholders Agreement among the Company, PPEI, and Walter C. Bowen dated as of December 16, 1996.

    (3)10.34 Registration Agreement between the Company and PPEI dated as of December 16, 1996.

    (3)10.35 Stock Purchase Warrant in favor of PPEI for 200,000 Shares of Common Stock.

    (3)10.36 First Amendment to Lease between the Company and Regency Park Apartments Limited Partnership dated December 16, 1996.

    (3)10.37 Second Amendment to Lease between the Company and Sterling Park, L.L.C. dated December 16, 1996.

    (3)10.38   Form of Indemnity Agreement between the Company and directors.

      (3)21    List of Subsidiaries

    (3)23.1    Consent of Coopers & Lybrand LLP

    (3)24.1    Power of Attorney of Dana J. O'Brien.

    (3)24.2    Power of Attorney of Martha L. Robinson.

-------------------

(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, effective December 20, 1995 (Registration No. 33-96912).

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3)   Filed herewith.

      All other schedules and exhibits are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

Index to Financial Statements
(Item 7)

                                                                            Page
Financial Statements:

Regent Assisted Living, Inc. (The Company) and Regent Assisted Living Group (Predecessor)

   Reports of Independent Accountants                                  F-2 - F-3

   Consolidated Balance Sheets of Regent Assisted Living, Inc.
   as of December 31, 1995 and 1996                                          F-4

   Consolidated Statements of Operations of Regent Assisted
   Living, Inc. for the years ended December 31, 1995 and 1996 and Regent Assisted Living Group for the year ended
   December 31, 1995                                                         F-5

   Consolidated Statements of Changes in Shareholders' Equity
   of Regent Assisted Living, Inc. for the years ended
   December 31, 1995 and 1996                                                F-6

   Consolidated Statements of Cash Flows of Regent Assisted
   Living, Inc. for the years ended December 31, 1995 and
   1996 and Regent Assisted Living Group for the year ended
   December 31, 1995                                                         F-7

   Notes to Consolidated Financial Statements                         F-8 - F-22

Report of Independent Accountants

To the Board of Directors and Shareholders
Regent Assisted Living, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Regent Assisted Living, Inc. and subsidiary (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Assisted Living, Inc. and subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          COOPERS & LYBRAND L.L.P.

Portland, Oregon
March 21, 1997

Report of Independent Accountants

To the Board of Directors and Shareholders
Regent Assisted Living, Inc.
Portland, Oregon

We have audited the accompanying combined statements of operations and cash flows of Regent Assisted Living Group (Predecessor), which is comprised of Bowen-Gionet Joint Venture (dba Sterling Park Living Center), a general partnership, Regency Park Apartments Limited Partnership and Regent Assisted Living, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations and cash flows. We believe that our audit of the statements of operations and cash flows provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Regent Assisted Living Group for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



                                   COOPERS & LYBRAND L.L.P.


Portland, Oregon
March 8, 1996

Regent Assisted Living, Inc. (The Company)
Consolidated Balance Sheets
December 31, 1995 and 1996


                                                                               1995               1996
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $     7,585,952     $    8,650,817
    Investments                                                           1,952,542          2,939,448
    Accounts receivable                                                     115,736            173,976
    Prepaid expenses                                                         77,928            101,148
    Construction advances receivable                                                         1,125,315
                                                                    ---------------     --------------

       Total current assets                                               9,732,158         12,990,704

Property and equipment, net                                               7,908,746         17,383,668
Investment in joint venture                                                                    263,579
Restricted cash                                                              76,364          1,646,485
Deferred income tax benefit                                                                    304,300
Other assets                                                                469,342            588,948
                                                                    ---------------     --------------

       Total assets                                                 $    18,186,610     $   33,177,684
                                                                    ===============     ==============

                                  LIABILITIES

Current liabilities:
    Current portion of long-term debt                               $        76,284     $      144,291
    Accounts payable and other accrued expenses                             892,599          2,348,369
    Accrued payroll                                                          82,865            335,155
    Accrued interest                                                         33,939             57,530
                                                                    ---------------     --------------


       Total current liabilities                                          1,085,687          2,885,345

Long-term debt                                                            6,023,716          9,760,505
Other liabilities                                                           417,005            474,423
                                                                    ---------------     --------------

       Total liabilities                                                  7,526,408         13,120,273
                                                                    ---------------     --------------

Commitments

                              SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
       1,666,667 shares issued and outstanding as of
       December 31, 1996
Common stock, no par value, 25,000,000 shares authorized;                                    9,349,841
       4,633,000 shares issued and outstanding                           10,758,703         10,808,703
Accumulated deficit                                                        (98,501)          (101,133)
                                                                    ---------------     --------------

       Total shareholders' equity                                        10,660,202         20,057,411
                                                                    ---------------     --------------

       Total liabilities and shareholders' equity                   $    18,186,610     $   33,177,684
                                                                    ===============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Consolidated Statements of Operations
for the years ended December 31, 1995 and 1996


                                                                                           1995                              1996
                                                                        --------------------------------------     --------------
                                                                                                           The                The
                                                                             Predecessor               Company            Company
                                                                        ----------------      ----------------     --------------
Revenues:
    Rental and service                                                  $      9,819,535      $        237,501     $   13,088,131
    Management fee                                                               319,274               789,118            172,118
                                                                        ----------------      ----------------     --------------

       Total revenues                                                         10,138,809             1,026,619         13,260,249
                                                                        ----------------      ----------------     --------------

Operating expenses:
    Residence operating expenses                                               5,871,676               202,513          8,108,045
    General and administrative                                                   813,139               818,740          1,834,960
    Lease expense                                                                                                       2,757,250
    Depreciation and amortization                                                642,025                15,893            245,656
                                                                        ----------------      ----------------     --------------

       Total operating expenses                                                7,326,840             1,037,146         12,945,911
                                                                        ----------------      ----------------     --------------

       Operating income (loss)                                                 2,811,969               (10,527)           314,338

Interest income                                                                   48,304                 9,642            361,565
Interest expense                                                              (1,780,909)              (67,616)          (561,466)
Other income, net                                                                162,517                                   20,658
                                                                        ----------------      ----------------     --------------

       Income (loss) before income taxes and
              extraordinary loss                                               1,241,881               (68,501)           135,095

Provision for income taxes                                                                                                 58,400
                                                                        ----------------      ----------------     --------------

       Income before extraordinary loss                                        1,241,881               (68,501)            76,695

Extraordinary loss, net of income tax benefit                                                                              53,097
                                                                        ----------------      ----------------     --------------

       Net income (loss)                                                $      1,241,881      $        (68,501)     $      23,598
                                                                        ================      ================     ==============

Earnings (loss) per common share:
    Before extraordinary loss                                                                                      $         0.01
    Extraordinary loss                                                                                                      (0.01)
                                                                                                                   --------------

    Net earnings                                                                                                   $            -
                                                                                                                   ==============

Weighted average common and common share equivalents outstanding               3,026,844             3,026,844          4,666,800
                                                                        ================      ================     ==============

Unaudited pro forma data:
    Income (loss) before benefit (provision) for
           income taxes                                                 $      1,241,881      $        (68,501)
    Benefit (provision) for income taxes                                        (472,000)               26,000
                                                                        ----------------      ----------------

       Net income (loss)                                                $        769,881      $        (42,501)
                                                                        ================      ================

       Earnings (loss) per share                                        $           0.25      $          (0.01)
                                                                        ================      ================


The accompanying notes are an integral part of these consolidated financial statements.

Regent Assisted Living, Inc. (The Company)
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995 and 1996
Page 1 of 2

                                                  Preferred Stock
                                ------------------------------------------------------
                                         Series A                   Series B                   Common Stock
                                ---------------------------  -------------------------  ----------------------------
                                     Shares          Amount     Shares          Amount      Shares            Amount
                                -----------    ------------  ---------    ------------  ----------    --------------
Issuance of shares to
  founder                                                                                3,000,000    $        2,000

Proceeds from public
  offering, net of
  issuance costs of
  $1,490,937                                                                             1,633,000        10,756,563

Proceeds from issuance
  of common stock
  warrant                                                                                                        140

Net loss

Dividends
                                                                                        ----------    --------------

Balances, December 31,
  1995                                                                                   4,633,000        10,758,703

Issuance of preferred
  stock, net of
  issuance costs
  of $600,159                     1,283,785    $  7,201,910    382,882    $  2,147,931

Proceeds from issuance
  of common stock
  warrant                                                                                                     50,000

Net income

Declaration of preferred
  stock dividends
                                -----------    ------------  ---------    ------------  ----------    --------------

Balances, December 31,
  1996                            1,283,785    $  7,201,910    382,882    $  2,147,931   4,633,000    $   10,808,703
                                ===========    ============  =========    ============  ==========    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6a

Regent Assisted Living, Inc. (The Company)
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995 and 1996 (continued)
Page 2 of 2

                                                            Total
                                    Accumulated      Shareholders'
                                        Deficit            Equity
                                 --------------    ---------------
Issuance of shares to
  founder                                          $         2,000

Proceeds from public
  offering, net of
  issuance costs of
  $1,490,937                                            10,756,563

Proceeds from issuance
  of common stock
  warrant                                                      140

Net loss                         $     (68,501)            (68,501)

Dividends                              (30,000)            (30,000)
                                 --------------    ---------------

Balances, December 31,
  1995                                 (98,501)         10,660,202

Issuance of preferred
  stock, net of
  issuance costs
  of $600,159                                            9,349,841

Proceeds from issuance
  of common stock
  warrant                                                   50,000

Net income                               23,598             23,598

Declaration of preferred
  stock dividends                       (26,230)           (26,230)
                                 --------------    ---------------

Balances, December 31,
  1996                           $     (101,133)   $    20,057,411
                                 ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6b

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Consolidated Statements of Cash Flows
for the years ended December 31, 1995 and 1996

                                                                            1995                            1996
                                                               -------------------------------      ------------
                                                                                           The               The
                                                                 Predecessor           Company           Company
                                                               -------------     -------------      ------------
Cash flows from operating activities:
   Net income (loss)                                           $   1,241,881     $     (68,501)     $     23,598
   Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
      Depreciation and amortization                                  642,025            15,893           245,656
      Extraordinary loss                                                                                  86,997
      Deferred income tax provision                                                                     (304,300)
      Changes in other assets and liabilities:
         Accounts receivable                                        (213,713)         (115,736)          (58,240)
         Prepaid expenses                                            (70,006)          (77,928)          (23,220)
         Restricted cash                                             (76,364)          (76,364)           76,364
         Other assets                                                 43,076            19,828          (149,187)
         Accounts payable and other accrued expenses                 337,552           306,604           529,890
         Accrued payroll                                             125,727            82,865           252,290
         Accrued interest                                            (77,494)           33,939            23,591
         Other liabilities                                           106,060            77,505            57,418
                                                               -------------     -------------      ------------

      Net cash provided by operating activities                    2,058,744           198,105           760,857
                                                               -------------     -------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                            (7,926,016)       (7,443,224)       (9,685,259)
   Increase in construction related accounts payable                                                     885,486
   Purchase of investments, net                                   (1,952,542)       (1,952,542)         (986,906)
   Investment in joint venture                                                                          (263,579)
   Deposits to replacement reserve account                                                               (43,200)
                                                               -------------     -------------      ------------

      Net cash used in investing activities                       (9,878,558)       (9,395,766)      (10,093,458)
                                                               -------------     -------------      ------------

Cash flows from financing activities:
   Construction advances                                                                              (1,125,315)
   Proceeds from sale of common stock                             10,758,703        10,758,703
   Proceeds from issuance of preferred stock                                                           9,349,841
   Increase in accounts payable due to offering costs                585,995           585,995            14,164
   Proceeds from issuance of common stock warrant                                                         50,000
   Payment of loan and lease fees                                   (373,315)         (131,085)          (92,735)
   Proceeds from issuance of long-term debt                       24,050,000         5,600,000         9,487,752
   Payments on long-term debt                                    (15,432,925)                         (5,682,956)
   Deposits for letters of credit                                                                     (1,603,285)
   Repayment of notes payable to an owner                         (1,956,588)
   Partner distributions/S corporation dividends                  (1,958,593)          (30,000)
                                                               -------------     -------------      ------------

      Net cash provided by financing activities                   15,673,277        16,783,613        10,397,466
                                                               -------------     -------------      ------------

      Net increase in cash and cash equivalents                    7,853,463         7,585,952         1,064,865

Cash and cash equivalents, beginning of period                       566,028                 -         7,585,952
                                                               -------------     -------------      ------------

Cash and cash equivalents, end of period                       $   8,419,491     $   7,585,952      $  8,650,817
                                                               =============     =============      ============

Supplemental disclosure of non-cash investing and
      financing activities:
   Long-term debt incurred to acquire property                 $     500,000     $     500,000      $          -
                                                               =============     =============      ============

   Declaration of preferred stock dividend                     $           -     $           -      $     26,230
                                                               =============     =============      ============


The accompanying notes are an integral part of these consolidated financial statements.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

1.   Operations and Summary of Significant Accounting Policies:

     Regent Assisting Living, Inc. (the Company) is an owner, operator and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

     The Company: During 1995 the Company provided property management services to four assisted living facilities including Sterling Park (Sterling), Regency Park Assisted Living (Regency), Park Place Assisted Living (Park Place) and Sunshine Villa (Sunshine). Sterling, Regency and Park Place are owned by entities controlled by the majority shareholder of the Company. Effective December 1, 1995 the Company acquired Sunshine from Sunshine Villa, Inc., an unrelated party. The results of operations of the Company for the years ended December 31, 1995 and 1996 include the assisted living operations of Sunshine effective December 1, 1995. Unaudited pro forma 1995 results of operations (as if the acquisition occurred at January 1, 1995) are included in Note 11.

     Effective January 1, 1996, the Company entered into agreements to lease Regency and Sterling and, accordingly, the results of operations of the Company for the year ended December 31, 1996 also include the assisted living operations of these communities (see also Predecessor below and Notes 7 and 11).

     As of December 31, 1996, an additional 16 assisted living communities are in various stages of development. Substantially all of the construction activities are being performed by Bowen Development Company, a related party (see Note 9). Of these, thirteen will be owned by the Company and three will be leased from an unrelated party. Additionally, the Company is engaged in negotiations to develop several new communities.

     The Predecessor: The Predecessor financial statements for the year ended December 31, 1995 represent the combined results of operations of the Predecessor. The Predecessor represents a combination of the business of the Company, Bowen-Gionet Joint Venture (BGJV) (a general partnership) and Regency Park Apartments Limited Partnership (Regency Partnership) (a limited partnership) having 100% ownership in the Sterling and Regency assisted living communities, respectively, and common management and controlling interests. BGJV and Regency Partnership are 100% owned by Walter C. Bowen and his family. Prior to the Offering, the Company was also 100% owned by Walter C. Bowen. Since the communities have common ownership and management interests the assets and liabilities are reflected at historical cost. All significant intercompany accounts and transactions have been eliminated in combination.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

1.   Operations and Summary of Significant Accounting Policies, Continued:

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiary Regent/Rio Rancho, L.L.C. All significant intercompany transactions and balances have been eliminated in consolidation.

     Affiliated Party Transactions: Certain executive officers of the Company fulfill similar executive functions for other companies which are owned or controlled by Mr. Walter C. Bowen, the Company's majority shareholder, and spend significant amounts of time on the business of such companies.

     Revenues: Revenues are recorded when services are rendered and consist of resident fees for basic housing, personalized health care and other support services. Management fees related to property management services for other assisted living communities, substantially all of which are owned by affiliated entities, are recorded when the services are rendered.

     Classification of Expenses: All expenses incurred by the Company and by the Predecessor (except interest, depreciation, amortization, and general and administrative costs) are classified as residence operating expenses. Expenses associated with corporate or support functions are classified as general and administrative expense.

     Cash and Cash Equivalents: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less. The Company's cash equivalents are in high quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk, and the Company has not experienced any credit related losses.

     Investments: The Company classifies its investments as available-for-sale securities. Realized gains and losses on sales of securities are reflected in operations; unrealized gains and losses are reflected in the statement of changes in shareholders' equity. The Company had no unrealized gains or losses on its investments as of December 31, 1995 and 1996.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

1.   Operations and Summary of Significant Accounting Policies, Continued:

     Property and Equipment: Property and equipment are stated at cost with depreciation being provided over the assets' estimated useful lives using straight-line and accelerated methods as follows:

                                                  Predecessor       The Company
       Buildings                                  27.5 years          40 years
       Land improvements                            15 years          10 years
       Furniture and equipment                     5-7 years         5-7 years

     Interest incurred during construction periods is capitalized as part of the building costs. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of property and equipment subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in operations.

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this Statement did not affect the Company's results of operations.

     Investment in Joint Venture: The Company has a 50% investment in Regent Northshore House, L.L.C., a joint venture organized to develop an assisted living facility in Kenmore, Washington. As of December 31, 1996, the facility was under construction and has not commenced operations. The Company accounts for its investment under the equity method, whereby its proportionate share of earnings or losses are recorded as incurred.

     Restricted Cash: The Company is required to provide letters of credit to lenders in connection with certain financing transactions. Financial institutions providing the letters of credit have required cash collateral for the letters of credit, totaling $1,603,285 as of December 31, 1996. Other items classified as restricted cash as of December 31, 1996 include a replacement reserve required to be maintained for one of the operating facilities.

     Income Taxes - The Company: From its inception to the Termination Date (see below), the Company was treated for income tax purposes as an S corporation. As a result, the Company's earnings through the day preceding the date of termination of the Company's S corporation status (the Termination Date) have been taxed directly to the Company's shareholder. The Termination Date occurred prior to the closing of the Company's initial public offering (the Offering) in 1995. Subsequent to the Termination Date, the Company is no longer treated as an S corporation and, accordingly, is subject to federal and state income taxes on its earnings.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

1.   Operations and Summary of Significant Accounting Policies, Continued:

     Income Taxes - Predecessor: The businesses comprising the Predecessor have elected to be taxed as either an S corporation or are Partnerships pursuant to the provisions of the Internal Revenue Code and, as such, are not subject to federal or state income taxes because their taxable income or loss accrues to individual shareholders or partners, respectively.

     Deferred Financing Costs: Financing costs, included in other assets, are deferred and amortized to interest expense over the term of the related debt using the straight-line amortization method.

     Stock Options: The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". This Statement, which is effective for all companies in 1996, encourages, but does not require the recording of compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under the provisions of Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, the adoption of this Standard did not affect the Company's results of operations, financial position or liquidity (see Note 6).

     Disclosure of Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents and investments approximate fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying amount of debt approximates fair value inasmuch as the interest rates approximate the current rates available to the Company.

     Earnings Per Common Share - The Company: Earnings (loss) per common share is based on the net income attributable to common shares (after deducting preferred dividends), divided by the weighted average number of common and common share equivalents outstanding.

     Pro Forma Earnings Per Share - Predecessor: The pro forma earnings per share is based on the unaudited pro forma net income, divided by the weighted average number of common and common share equivalents of Regent Assisted Living, Inc. outstanding during 1995.

     Recent Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 - "Earnings per Share", which is required to be adopted in 1997. The unaudited pro forma "basic" and "diluted" earnings per share under the new standard do not differ from the earnings per share calculated under the existing standard.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

1.   Operations and Summary of Significant Accounting Policies, Continued:

     Reclassification: Certain 1995 amounts have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on the total shareholders' equity as of December 31, 1995 or 1995 net income
     (loss).

2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                                                          1995                1996
        Land                                                   $     1,100,000    $      1,100,000
        Buildings and improvements                                   6,308,586           6,520,556
        Furniture and equipment                                        308,594             530,540
        Construction in progress                                       204,663           9,456,006
                                                               ---------------    ----------------

                                                                     7,921,843          17,607,102
        Less accumulated depreciation                                   13,097             223,434
                                                               ---------------    ----------------

               Property and equipment, net                     $     7,908,746    $     17,383,668
                                                               ===============    ================

     Land, buildings and certain furniture and equipment serve as collateral for long-term debt. As further discussed in Note 7, land and buildings relate primarily to Sunshine, the sale and leaseback of which has been accounted for as a financing transaction. Construction in progress as of December 31, 1996 includes the cost of land under development, development and construction costs.

3.   Other Assets:

     Other assets consist of the following:

                                                                    1995                1996

        Resident security deposits                             $       330,000    $        461,108
        Resident trust deposits                                          9,500              12,329
        Deferred financing costs, net                                  119,542              89,961
        Other                                                           10,300              25,550
                                                               ---------------    ----------------

               Total other assets                              $       469,342    $        588,948
                                                               ===============    ================

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

3.   Other Assets, Continued:

     Pursuant to lease agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. A liability for these deposits is recorded in other liabilities in the consolidated financial statements.

4.   Long-Term Debt:

                                                                                      1995               1996
        Financing lease obligation, due in monthly installments
            of $69,100, including interest at 8.4%, due in
            November 2012 (see Note 7)                                                              $    8,217,044
        Mortgage payable to a bank, due in monthly
            installments of $45,093, including interest
            at the U.S. Treasury rate plus 3.0%                                  $  5,600,000

        Note payable to a corporation, quarterly
            payments of interest only at 7%, due in
            December 1998                                                              500,000             500,000
        Amounts drawn on $6,850,000 construction loan for community under construction, interest at prime plus .5% (8.75% at
            December 31, 1996), due in October 1998 (see Note 7)                                         1,135,332
        Other                                                                                               52,420
                                                                                 --------------     --------------

                                                                                      6,100,000          9,904,796

        Less amounts due within one year                                                 76,284            144,291
                                                                                 --------------     --------------

        Amounts due after one year                                               $    6,023,716     $    9,760,505
                                                                                 ==============     ==============

     Principal payments on long-term debt for the years ending December 31 are as follows:

        1997                                                 $        144,291
        1998                                                        1,844,643
        1999                                                          170,592
        2000                                                          185,490
        2001                                                          201,688
        Thereafter                                                  7,358,092
                                                             ----------------

                                                             $      9,904,796
                                                             ================

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

4.   Long-Term Debt, Continued:

     The Company incurred total interest costs of $574,520 in 1996, of which $13,054 has been capitalized as part of construction in progress. Interest costs paid by the Company in 1996 totaled $550,929. All interest costs incurred by the Predecessor and the Company during 1995 have been charged to expense. Interest costs paid by the Predecessor and by the Company in 1995 totaled $1,858,403 and $33,677, respectively.

5.   Shareholder's Equity:

     Common Stock : The Company is authorized to issue up to 25,000,000 shares of common stock. The Company issued 1,400,000 shares of common stock at $7.50 in a public offering (the Offering) in December 1995. The Company also sold 233,000 shares to its founder at $7.50 per share concurrent with the Offering.

     Preferred Stock: The Company is authorized to issue 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue Preferred Stock in one or more series and to fix the number of shares constituting any such series, and the preferences, limitations and relative rights, including the dividend rights, dividend rate, voting rights, terms of redemption, redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the shareholders of the Company.

     On December 16, 1996, the Company issued 1,283,785 shares of Series A Preferred Stock and 382,882 shares of Series B Preferred Stock (collectively, the "Preferred Stock") for a total of $9,950,000. In connection with this transaction, a warrant was issued to the holders of the preferred stock, allowing the warrant holder to purchase 200,000 shares of common stock at an exercise price of $5.50 per share.

     The Series A Preferred shares are convertible to an equivalent number of common shares at any time at the option of the holder. The Series B Preferred shares are convertible to common shares upon the occurrence of certain "Conversion Events" as defined in the Company's amended articles of incorporation.

     Dividends on the Preferred Stock accrue at an annual rate of 6% of the liquidation value of $6 per share.

     If the Company does not obtain certificates of occupancy for 1,000 new units and open at least ten new communities during 1997, then (a) the conversion ratio of the Preferred Stock will be adjusted so that the Preferred Stock will be convertible into an aggregate of 1,818,182 shares of common stock, and (b) the preferred shareholder will be entitled to exercise the Stock Purchase Warrant for 200,000 shares of common stock.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

5.   Shareholder's Equity, Continued:

     In connection with the sale of the Preferred Stock, the Company also entered into a Stockholders' Agreement with the preferred shareholder and the founding shareholder regarding the voting and disposition of shares held by the preferred shareholder and the founding shareholder, and a Registration Agreement providing the preferred shareholder with rights to require the Company to register shares of common stock upon conversion of the Preferred Stock.

6.   Stock Options:

     1995 Stock Incentive Plan: The Company adopted a stock incentive plan (the "1995 Stock Incentive Plan"), which provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. A total of 400,000 shares of common stock may be issued under the 1995 Stock Incentive Plan. As of December 31, 1996 options to purchase 368,500 shares had been granted pursuant to the Plan.

     The 1995 Stock Incentive Plan is administered by the Board of Directors, which has the authority, subject to the terms of the Plan, to determine the persons to whom options or rights may be granted, the exercise price and number of shares subject to each option or right, the character of the grant, the time or times at which all or a portion of each option or right may be exercised and certain other provisions of each option or right.

     Options are exercisable over a period of time in accordance with the terms of option agreements entered into at the time of grant. Generally, options expire 10 years from date of grant and are expected to become exercisable over a five-year period. Options granted under the 1995 Stock Incentive Plan are generally nontransferable by the optionee and, unless otherwise determined by the Board of Directors, must be exercised by the optionee during the period of the optionee's employment or service with the Company or within a specified period following termination of employment or service.

     Non-employee members of the board of directors of the Company are automatically granted an option to purchase 2,000 shares of common stock when they become a director. Each non-employee director is automatically granted an option to purchase 2,000 additional shares of common stock in each subsequent calendar year that the director continues to serve in that capacity. The exercise price for these options will generally be the fair market value of the common stock at the date of grant.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

6.   Stock Options, Continued:

     Options Granted by Shareholder: In August 1995, the Company's founding shareholder granted options to purchase an aggregate of 170,000 shares of common stock, of which 165,000 were to certain officers of the Company. These options vest and become immediately exercisable, and are subject to the terms of option agreements which contain terms similar to those governing the options granted under the 1995 Stock Incentive Plan.

     A summary of option activity is as follows:

                                                                                 Weighted-
                                                                 Number            Average
                                                                     of           Exercise
                                                                 Shares              Price
                                                          -------------     --------------
        Balance, January 1, 1995
            Options granted                                     354,000     $         6.83
            Options exercised                                         -
            Options surrendered                                       -
                                                          -------------

        Balance, December 31, 1995                              354,000               6.83
            Options granted                                     184,500               4.85
            Options exercised                                         -
            Options surrendered                                       -
                                                          -------------

        Balance, December 31, 1996                              538,500               6.15
                                                          =============

     The table summarizes information about stock options outstanding as of December 31, 1996:

                                                                                          Options Exercisable
                                                     Weighted-                       --------------------------------
                                                       Average         Weighted-                            Weighted-
                  Range of                           Remaining           Average                              Average
                  Exercise           Number        Contractual          Exercise             Number          Exercise
                     Price      Outstanding               Life             Price        Exercisable             Price
           ---------------    -------------    ---------------     -------------     --------------    --------------

           $  6.00 - $8.00          170,000      8.70 years        $        6.12            170,000    $         6.12

           $  4.25 - $7.50           41,000      9.40 years                 5.69             41,000              5.69
           $  4.00 - $7.50          327,500      9.28 years                 6.23             36,000              7.50
                              -------------                                            ------------

                                    538,500                                 6.15            247,000              6.25
                              =============                                            ============

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

6.   Stock Options, Continued:

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options issued under the Company's stock option plan. The following table presents the Company's net income (loss) and earnings per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123.

                                                                               1995
                                                                -----------------------------------
                                                                                               The
                                                                      Predecessor           Company              1996
                                                                -----------------    --------------     -------------
        Net income (loss) - as reported (pro
          forma for 1995)                                       $         769,881    $     (42,501)     $      23,598
        Net income (loss) - pro forma for effect
          of new standard                                       $         385,785    $    (426,597)     $    (157,138)

        Earnings (loss) per share - as reported
          (pro forma for 1995)                                  $            0.25    $       (0.01)     $           -
        Earnings (loss) per share - pro forma
          for effect of new standard                            $            0.12    $       (0.14)     $       (0.03)

     For purposes of the above pro forma information, the fair value of each option grant was estimated as the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                            1995              1996
        Risk-free interest rate                            7.00%              6.75%
        Expected life                                  9.6 years          9.1 years
        Expected volatility                                36.6%              36.6%
        Expected dividend yield                               -                  -

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

7.   Commitments:

     Operating Leases: The Company entered into agreements effective January 1, 1996 to lease from affiliated entities (see Note 1) the Sterling and Regency assisted living communities for terms of 10 years at annual base rentals of $1,486,250 and $1,271,000, respectively. The leases contain no purchase options and are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective community. The Company is responsible for all costs including repairs to the facilities, property taxes and other direct operating costs of the facilities.

     The Company leases its corporate offices under a noncancelable operating lease expiring February 2003. The corporate offices are shared with certain other related entities and a portion of the total lease expense is paid by those entities (see Note 9).

     Future minimum lease payments (including the portion to be paid by related entities) required under these leases for the years ending December 31 are as follows:

                                                                             Office
                                     Sterling            Regency              Lease              Total
                              ---------------    ---------------     --------------    ---------------
         1997                 $     1,486,250    $     1,271,000     $      110,082    $     2,867,332
         1998                       1,486,250          1,271,000            125,808          2,883,058
         1999                       1,486,250          1,271,000            125,808          2,883,058
         2000                       1,486,250          1,271,000            125,808          2,883,058
         2001                       1,486,250          1,271,000            125,808          2,883,058
         Thereafter                 5,945,000          5,084,000            141,534         11,170,534
                              ---------------    ---------------     --------------    ---------------

                              $    13,376,250    $    11,439,000     $      754,848    $    25,570,098
                              ===============    ===============     ==============    ===============

     Net rent expense for the Company totaled $12,550 and $2,845,267 in 1995 and 1996, respectively. Net rent expense for the Predecessor totaled $42,194 in 1995.

     Financing Lease: During 1996, the Company sold the Sunshine Villa community and leased it back. Due to continuing involvement by the Company, as defined in SFAS No. 98, Accounting for Leases, this transaction has been accounted for as a financing. The total consideration for the sale was $8,300,000 which has been recorded as a finance lease obligation by the Company (see Note 4). As a result of the transaction, the Company realized net cash proceeds of approximately $2,660,000 (after related costs of approximately $99,000) and retired long-term debt totaling $5,541,000. In connection the retirement of the existing debt, the Company wrote off the unamortized balance of the loan costs related to that debt resulting in an extraordinary charge of $86,997 before income tax benefit of $33,900. The Company recognized a gain on this transaction of approximately $733,000 for income tax purposes.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

7.   Commitments, Continued:

     The Company will continue to operate the property pursuant to a 16-year lease agreement which stipulates an annual base rental of approximately $829,000 and additional rent payments based on a percentage of the increase in annual revenues. Under the terms of the lease, the Company is responsible for all costs including property taxes, maintenance and other direct operating costs.

     Employment Agreements: Each officer of the Company has entered into an employment agreement with the Company which expires in October 2000. The agreements generally entitle the officer to benefits customarily provided by the Company and provide a base salary and eligibility for a bonus. The Company may terminate any officer without cause by making to such officer a cash payment equal to one year's base salary at the rate in effect at the time of termination. Any officer may terminate his employment upon 60 days' prior written notice. In addition, each officer has entered into a restrictive covenant agreement containing certain noncompetition and nondisclosure provisions.

     Site Acquisitions: The Company is actively engaged in discussions to acquire additional sites. The Company believes that each site under consideration would accommodate its prototype assisted living community. The Company has options to acquire certain properties and is currently conducting due diligence to determine whether these sites are suitable for assisted living developments.

     Other Lease Financing: During 1996 the Company entered into arrangements pursuant to which a real estate investment trust (REIT) specializing in health care properties agreed to provide lease financing for the development of the Company's Boise, Idaho; San Antonio, Texas and Clovis, California communities. The three communities are under construction as of December 31, 1996, and as of that date the Company has advanced $1,125,315 of construction costs which will be reimbursed by the lessor. The leases will be accounted for as operating leases, payments for which will begin after the commencement of operations at the facilities.

     Construction Financing: The Company has entered into construction loans in the aggregate amount of $21.7 million for the construction of its Folsom, Bakersfield, and Austin communities. The Company has also obtained non-binding letters of intent or other indications of intent from commercial banks to make construction loans for the construction of the Company's Roseville, Eugene, Tucson, and Henderson communities in the approximate aggregate amount of $26.9 million. The Company, along with its joint venture partner, has guaranteed a construction loan of $5.9 million for the construction of the Kenmore community. These loans are generally for a term of 3 years, collateralized by the related property, and are guaranteed by a shareholder.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

8.   Income Taxes:

     As discussed in Note 1, the Company was treated as an S corporation for income tax purposes through the Termination Date, and the businesses comprising the Predecessor are generally not subject to federal or state income taxes because their taxable income or loss accrues to the individual shareholders or partners. Accordingly, there is no provision for income taxes in the 1995 historical financial statements of the Predecessor or the Company.

     The unaudited pro forma provision (benefit) for income taxes for the year ended December 31, 1995 for the Predecessor and for the Company as if they had operated as a C corporation is as follows:

                                                            1995
                                            ------------------------------------
                                               Predecessor           The Company
                                            --------------      ----------------

        Federal                             $      390,000      $       (22,000)

        State                                       82,000               (4,000)
                                            --------------      ----------------

                                            $      472,000      $       (26,000)
                                            ==============      ================

     The components of the income tax provision, net of the benefit of $33,900 from the extraordinary loss, for the year ended December 31, 1996 are as follows:

         Current:
           Federal                                           $       276,800
           State                                                      52,000
                                                             ---------------

                                                                     328,800
         Deferred:
           Federal                                                  (256,200)
           State                                                     (48,100)
                                                             ---------------

                                                             $        24,500
                                                             ===============

     The tax effects of temporary differences that give rise to the deferred tax asset as of December 31, 1996 are as follows:


         Gain on sale of assisted living facility, not recorded
         for financial reporting purposes (see Note 7)       $       285,800
         Other, net                                                   18,500
                                                             ---------------
                                                             $       304,300
                                                             ===============

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

8.   Income Taxes, Continued:

     Income tax expense for the year ended December 31, 1996 differs from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as follows:

         Computed "expected" tax expense                     $        16,834
         Increase in income taxes resulting from:
         State and local taxes, net of federal benefit                 1,924
         Nondeductible meal and entertainment expenses                 3,905
         Other, net                                                    1,837
                                                             ---------------

         Actual income tax expense                           $        24,500
                                                             ===============

9.   Related-Party Transactions:

     Administrative Services Agreement

     The Company has entered into an agreement with Bowen Property Management Company, Bowen Financial Services, Bowen Development Company and Bowen Condominium Management Company (the Affiliates), all of which are Oregon corporations controlled by the President and major shareholder of the Company, whereby the Company will provide each of the Affiliates executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services and other management services as required by the Affiliates. Under the terms of the agreement, the Company is reimbursed at its cost on a monthly basis for all services provided. Such reimbursements totaled approximately $398,000 in 1996.

     Prior to the Offering, the Predecessor also provided accounting, financial management services, executive, legal and administrative assistance, insurance, management information services and other management services to affiliates. The Predecessor was reimbursed at its cost for all services provided. Such reimbursements totaled approximately $216,000 in 1995.

     Construction Contracts

     Through 1996, the Company's construction has been performed pursuant to construction contracts with Bowen Development Company, a related party. The terms of these contracts provide for, among other things, contractor's profit and overhead of up to 5% of the construction costs. Such fees totaled $181,327 during the year ended December 31, 1996.

Regent Assisted Living, Inc. (The Company)
Regent Assisted Living Group (Predecessor)
Notes to Consolidated Financial Statements

10.  Retirement Plans:

     Employees of the Company participate in a salary deferral plan under the provisions of Section 401(k) of the Internal Revenue Code whereby they may defer a portion of their gross wages. The employer may make additional contributions to the Plan. Employer contributions made by the Company and Predecessor totaled approximately $38,000 and $53,000 in 1995 and 1996, respectively.

11.  Pro Forma Financial Information (Unaudited):

     The following table sets forth the unaudited pro forma statements of operations of the Company for the year ended December 31, 1995 as if the acquisition of Sunshine and the Offering (including approximately $750,000 of additional general and administrative expenses that are anticipated to be incurred as a result of being a public entity) had occurred as of January 1, 1995 and the agreements to lease Regency Park and Sterling Park had been consummated at that date:

        Revenues:
            Rental and service                                 $   12,473,000
            Management fee                                            175,000
                                                               --------------

               Total revenues                                      12,648,000
                                                               --------------

        Operating expenses:
            Residence operating expenses                            7,815,000
            General and administrative                              1,578,000
            Lease                                                   2,757,000
            Depreciation and amortization                             296,000
                                                               --------------

               Total operating expenses                            12,446,000
                                                               --------------

        Operating income                                              202,000

        Interest income                                                49,000
        Interest expense                                             (536,000)
        Other income, net                                             162,000
                                                               --------------

               Net loss                                        $     (123,000)
                                                               ==============

        Net loss per share                                     $        (0.03)
                                                               ==============

        Weighted average common shares outstanding                  4,633,000
                                                               ==============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, State of Oregon, on the 28th day of March, 1997.

                                          REGENT ASSISTED LIVING, INC.


                                          By: WALTER C.BOWEN
                                              ----------------------------------
                                              Walter C. Bowen
                                              President, Chief Executive Officer
                                              and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on the 28th day of March, 1997, by the following persons in the capacities indicated.

        Signature                             Title
        ---------                             -----


     WALTER C. BOWEN                President, Chief Executive Officer,
------------------------------      Chairman of the Board and Director
     Walter C. Bowen                (Principal Executive Officer)

     STEVEN L. GISH                 Chief Financial Officer, Treasurer,
------------------------------      Secretary and Director
     Steven L. Gish                 (Principal Financial and Accounting Officer)

     PETER J. BRIX                  Director
------------------------------
     Peter J. Brix

     MARVIN S. HAUSMAN, M.D.        Director
------------------------------
     Marvin S. Hausman, M.D.

     STEPHEN A. GREGG               Director
------------------------------
     Stephen A. Gregg

     GARY R. MAFFEI                 Director
------------------------------
     Gary R. Maffei

     DANA J. O'BRIEN*               Director
------------------------------
     Dana J. O'Brien
                                             *By:  STEVEN L. GISH
     MARTHA L. ROBINSON*                           ----------------------------
------------------------------      Director       Steven L. Gish
     Marsha L. Robinson                            Attorney-In-Fact

                                  EXHIBIT INDEX

 Exhibit
  Number      Description
  ------      -----------

  (1)3.1 Restated Articles of Incorporation, as amended effective December 13, 1996.

  (2)3.2      Restated Bylaws, as amended effective December 12, 1996.

     4.1      See Article II of Exhibit 3.1 and Articles I and VI of Exhibit
              3.2.

 (1)10.1 Lease Agreement between the Company and Regency Park Apartments Limited Partnership.

 (1)10.2      Lease Agreement between the Company and the Bowen-Gionet Joint
              Venture.

 (1)10.3      Employment Agreement between the Company and Walter C. Bowen.

 (1)10.4      Employment Agreement between the Company and James W. Ekberg.

 (1)10.5      Employment Agreement between the Company and Eric W. Jacobsen.

 (1)10.6      Employment Agreement between the Company and Steven L. Gish.

 (1)10.7      Employment Agreement between the Company and Gregory Roderick.

 (1)10.8      Restrictive Covenant Agreement between the Company and Walter C.
              Bowen.

 (1)10.9      Restrictive Covenant Agreement between the Company and James W.
              Ekberg.

(1)10.10      Restrictive Covenant Agreement between the Company and Eric W.
              Jacobsen.

(1)10.11      Restrictive Covenant Agreement between the Company and Steven L.
              Gish.

(1)10.12      Restrictive Covenant Agreement between the Company and Gregory
              Roderick.

(1)10.13      1995 Stock Incentive Plan.

(1)10.14      Form of Incentive Stock Option Agreement.

(1)10.15      Form of Nonqualified Stock Option Agreement.

(1)10.16 Administrative Services Agreement among the Company and certain of the Bowen companies.

(1)10.17      Indemnity Agreement between the Company and Walter C. Bowen.

(1)10.18      Indemnity Agreement between the Company and James W. Ekberg.

(1)10.19      Indemnity Agreement between the Company and Eric W. Jacobsen.

(1)10.20      Indemnity Agreement between the Company and Steven L. Gish.

(1)10.21 Regulatory Agreement by and between the Company (as assignee) and the Oregon Housing and Community Services Department ("OHCS").

(1)10.22 Form of First Amendment to Regulatory Agreement between the Company and OHCS.

(1)10.23      Management Agreement regarding Park Place.

(1)10.24 Subordination and Attornment Agreement with The Canada Life Assurance Company regarding Regency Park.

(1)10.25      Promissory Note from the Company to Sunshine Villa, Inc.

(1)10.26      Note from the Company to United States National Bank of Oregon.

(1)10.27 Line of Credit Instrument between the Company and United States National Bank of Oregon.

(2)10.28 Letter of Understanding, effective as of March 8, 1996, between the Company, Dr. Marvin S. Hausman, and Northwest Medical Research Partners.

(2)10.29 Employment Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

(2)10.30 Restrictive Covenant Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

(3)10.32 Preferred Stock and Warrant Agreement between Prudential Private Equity Investors III, L.P. ("PPEI") and the Company dated as of December 16, 1996.

(3)10.33 Stockholders Agreement among the Company, PPEI, and Walter C. Bowen dated as of December 16, 1996.

(3)10.34 Registration Agreement between the Company and PPEI dated as of December 16, 1996.

(3)10.35 Stock Purchase Warrant in favor of PPEI for 200,000 Shares of Common Stock.

(3)10.36 First Amendment to Lease between the Company and Regency Park Apartments Limited Partnership dated December 16, 1996.

(3)10.37 Second Amendment to Lease between the Company and Sterling Park, L.L.C. dated December 16, 1996.

(3)10.38      Form of Indemnity Agreement between the Company and directors.

   (3)21      List of Subsidiaries

 (3)23.1      Consent of Coopers & Lybrand LLP

 (3)24.1      Power of Attorney of Dana J. O'Brien.

 (3)24.2      Power of Attorney of Martha L. Robinson.



(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, effective December 20, 1995 (Registration No. 33-96912).

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3)  Filed herewith.