Form 10QSB
period 1997-03-31
REGENT ASSISTED LIVING INC
filed 1997-05-15
CIK 1000693

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

                 For the Quarterly period ending March 31, 1997

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

                                   Suite 1000
                               121 SW Morrison St.
                             Portland, Oregon 97204
                    (Address of principal executive offices)

                                  503-227-4000
             (Registrant's telephone number, including area code)

Indicated by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

               Shares of Registrant's Common Stock, No par value,
                     outstanding at May 1, 1997 - 4,633,000

--------------------------------------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                                 March 31, 1997


                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1996
and March 31, 1997 ...........................................................3

Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and 1997 ................................................4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1997 ................................................5

Notes to Condensed Consolidated Financial Statements .........................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........9

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                          REGENT ASSISTED LIVING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,
                                                                December 31,                1997
                                                                   1996                 (Unaudited)
                                                                -----------             -----------
ASSETS

Current assets:
    Cash and cash equivalents                                    $8,650,817              $6,481,215
    Investments                                                   2,939,448
    Accounts receivable                                             173,976                 156,661
    Prepaid expenses                                                101,148                  97,187
    Construction advances receivable                              1,125,315                 241,694
                                                                -----------             -----------

      Total current assets                                       12,990,704               6,976,757

Property and equipment, net                                      17,383,668              23,504,673
Investment in joint venture                                         263,579                 283,741
Restricted cash                                                   1,646,485               2,278,520
Deferred income tax benefit                                         304,300                 271,200
Other assets                                                        588,948                 535,933
                                                                -----------             -----------

      Total assets                                              $33,177,684             $33,850,824
                                                                ===========             ===========

LIABILITIES

Current liabilities:
    Current portion of long-term debt                              $150,950                $154,714
    Accounts payable and other accrued expenses                   2,348,369               2,653,553
    Accrued payroll                                                 335,155                 323,702
    Accrued interest                                                 57,530                  57,285
                                                                -----------             -----------

      Total current liabilities                                   2,892,004               3,189,254

Long-term debt                                                    9,753,846              10,497,973
Other liabilities                                                   474,423                 422,069
                                                                -----------             -----------

      Total liabilities                                          13,120,273              14,109,296
                                                                -----------             -----------


SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
    1,666,667 shares issued and outstanding                       9,349,841               9,349,841
Common stock, no par value, 25,000,000 shares authorized;
    4,633,000 shares issued and outstanding                      10,808,703              10,808,703
Accumulated deficit                                                (101,133)               (417,016)
                                                                -----------             -----------

      Total shareholders' equity                                 20,057,411              19,741,528
                                                                -----------             -----------

      Total liabilities and shareholders' equity                $33,177,684             $33,850,824
                                                                ===========             ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            (Unaudited)
                                                            Three Months Ended      Three Months Ended
                                                              March 31, 1996          March 31, 1997
                                                            ------------------      ------------------
Revenues:
    Rental and service                                           $3,228,130              $3,336,347
    Management fee                                                   44,394                  43,922
                                                                -----------             -----------

      Total revenues                                              3,272,524               3,380,269
                                                                -----------             -----------

Operating expenses:
    Residence operating expenses                                  1,968,689               2,136,277
    General and administrative                                      472,613                 712,204
    Lease expense                                                   689,312                 706,200
    Depreciation and amortization                                    58,714                  68,785
                                                                -----------             -----------

      Total operating expenses                                    3,189,328               3,623,466
                                                                -----------             -----------

      Operating income (loss)                                        83,196                (243,197)

Interest income                                                     116,862                 148,779
Interest expense, net                                              (128,779)               (101,228)
Other income, net                                                     4,490                   5,263
                                                                -----------             -----------

      Income (loss) before income taxes                              75,769                (190,383)

Income tax (provision) benefit                                      (28,792)                 24,500
                                                                -----------             -----------

      Net income (loss)                                             $46,977               ($165,883)
                                                                ===========             ===========


Earnings (loss) per common share                                      $0.01                  ($0.07)
                                                                ===========             ===========


Weighted average common shares outstanding                        4,633,000               4,633,000
                                                                ===========             ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            (Unaudited)
                                                            Three Months Ended      Three Months Ended
                                                              March 31, 1996          March 31, 1997
                                                            ------------------      ------------------
Cash flows from operating activities:
    Net income (loss)                                               $46,977               ($165,883)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization                               58,714                  68,785
    Changes in other assets and liabilities:
      Accounts receivable                                            18,915                  17,315
      Prepaid expenses                                              (47,510)                  3,961
      Restricted cash                                                76,364
      Deferred income taxes                                                                  33,100
      Other assets                                                  (18,843)                 51,301
      Accounts payable and other accrued expenses                  (215,790)               (152,928)
      Other liabilities                                             (77,854)                (52,354)
                                                                -----------             -----------

         Net cash used in operating activities                     (159,027)               (196,703)
                                                                -----------             -----------


Cash flows from investing activities:
    Purchase of property and equipment                           (1,933,492)             (6,188,076)
    Increase in construction related accounts payable                                     1,072,803
    Maturity of investments, net                                  1,952,542               2,939,448
    Investment in joint venture                                                             (20,162)
    Deposits to replacement reserve account                                                 (16,200)
                                                                -----------             -----------

         Net cash provided by (used in) investing activities         19,050              (2,212,187)
                                                                -----------             -----------


Cash flows from financing activities:
    Construction advances                                                                   883,621
    Restricted cash for financing arrangements                                             (615,835)
    Proceeds from issuance of long-term debt                                                784,018
    Payments on long-term debt                                      (24,401)                (36,127)
    Preferred stock issuance costs                                                         (600,159)
    Preferred stock dividends                                                              (176,230)
                                                                -----------             -----------

         Net cash provided by (used in) financing activities        (24,401)                239,288
                                                                -----------             -----------

         Net decrease in cash and cash equivalents                 (164,378)             (2,169,602)

Cash and cash equivalents, beginning of period                    7,585,952               8,650,817
                                                                -----------             -----------

Cash and cash equivalents, end of period                         $7,421,574              $6,481,215
                                                                ===========             ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    Operations and Summary of Significant Accounting Policies:

      The Company

      Regent Assisted Living, Inc. (the Company) is an owner, operator, and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

      On December 26, 1995, the Company sold 1,400,000 shares of common stock to the public at a price of $7.50 per share in an initial public offering (the Offering). Concurrently, the Company sold an additional 233,000 shares at a price of $7.50 per share to Mr. Bowen. The Company realized net proceeds of $10,756,563 from these transactions.

      On December 16, 1996, the Company completed the sale of 1,283,785 shares of Series A Preferred Stock and 382,882 shares of Series B Preferred Stock for the aggregate price of $10,000,000.

      The results of operations for the three months ended March 31, 1996 and 1997 reflect the operations of three assisted living communities (Regency Park, Sterling Park and Sunshine Villa) and the property management services provided to one community (Park Place). As of May 1, 1997, an additional 21 assisted living and special needs communities are in various stages of development.

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

      Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.    Operations and Summary of Significant Accounting Policies, Continued:

      The accompanying unaudited condensed consolidated financial statements as of March 31, 1997, and for the three month periods ended March 31, 1996 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996, is derived from the Company's Form 10-KSB for the year ended December 31, 1996. Certain information or disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996.

      Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

2.    Property and Equipment:

      Property and equipment are stated at cost and consist of the following:

                                              December 31,            March 31,
                                                     1996                 1997
                                             ------------         ------------
      Land                                   $  1,100,000         $  1,100,000
      Buildings and improvements                6,520,556            6,602,685
      Furniture and equipment                     530,540              582,859
      Construction in progress                  9,456,006           15,509,634
                                             ------------         ------------

                                               17,607,102           23,795,178
      Less accumulated depreciation               223,434              290,505
                                             ------------         ------------

      Total property and equipment, net      $ 17,383,668         $ 23,504,673
                                             ============         ============

      Land, buildings and certain furniture and equipment serve as collateral for long-term debt.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


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

4.    Earnings (Loss) Per Common Share:

      The computation of fully diluted earnings (loss) per share for each of the periods was antidilutive; as such, no presentation of fully diluted earnings (loss) per share has been included in the condensed consolidated statements of operations. Earnings (loss) attributable to common stock includes a deduction of preferred stock dividends declared, which totaled $150,000 for the three month period ended March 31, 1997.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported a net loss of $165,883, or $.07 per share, on revenue of $3,380,269 for the quarter ended March 31, 1997.

The Company operated three communities pursuant to long-term leases and managed a fourth community during the three month period ending March 31, 1997. The Company leases Regency Park, a 140-bed assisted living community in Portland, Oregon, Sterling Park, a 192- bed community in Redmond, Washington, and Sunshine Villa, a 126-bed community located in Santa Cruz, California for total operations of 458 beds. The Company also manages Park Place, a 112- bed community in Portland, Oregon from which the Company derives a management fee.

As of May 1, 1997, the Company had commenced management of a 70-bed community in Citrus Heights California from which the Company will derive a management fee, and the Company has placed under contract a 48-bed community in Boise, Idaho which it intends to purchase. Also as of May 1, 1997, the Company has commenced construction on the following twelve new communities:

                                              Expected
                            Projected          Quarter         Leased Or
      Location             No. of Beds         Opening           Owned
      --------             -----------         -------           -----

Boise, Idaho                   136             2nd-97            Leased
Folsom, California             123             3rd-97            Owned
San Antonio, Texas             133             3rd-97            Leased
Roseville, California          108             4th-97            Owned
Clovis, California             129             4th-97            Leased
Rio Rancho, New Mexico         114             4th-97            Owned*
Bakersfield, California        131             4th-97            Owned
Eugene, Oregon                 125             4th-97            Owned
Vacaville, California          127             4th-97            Owned
Tucson, Arizona                136             1st-98            Owned
Henderson, Nevada              134             1st-98            Owned
Austin, Texas                  136             1st-98            Owned


* The Company's community in Rio Rancho will be owned by a limited liability company in which the Company has a 90 percent interest. The Company will manage the community.

An additional nine new communities were under varying stages of development as of May 1, 1997. If all 21 communities are developed and the Boise community is acquired, total operations of the Company will increase by approximately 2,260 beds to a total of 2,900 beds. Also, with the intent of securing additional sites on which to build new communities, the Company is currently engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the condensed consolidated financial statements.

Operating results for the three month period ended March 31, 1997, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities.


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

Revenues. For the three month period ended March 31, 1997, revenues were $3,380,269 compared to $3,272,524 in the three month period ended March 31, 1996. The Company operated three communities and managed a fourth in both quarters. The increase in revenue of $107,745 or 3.3 percent, is due primarily to the Company's continuing focus on increasing occupancies and accurately assessing the services provided to residents. Overall occupancy at all three of the Company's communities increased to an average of 98.5 percent for the three month period ended March 31, 1997, whereas it was 95.7 percent for the same period in 1996.

Residence Operating Expenses. Residence operating expenses were $2,136,277 for the three month period ended March 31, 1997, and $1,968,689 for the same period in 1996. The increase of $167,588 is due primarily to the combined impact of slightly higher than expected operating costs for 1997 with lower than expected operating costs for 1996. In addition, the current period includes $30,300 of start-up costs for the Company's new 136-bed Boise community. Residence operating expenses, after adjustment for the start-up costs, totaled 63.1 percent and 61.0 percent of rental and service revenues for the three month periods ended March 31, 1997 and 1996, respectively.

General and Administrative Expenses. General and administrative expenses were $712,204 for the three month period ended March 31, 1997, compared to $472,613 for the three month period ended March 31, 1996. The increase of $239,591 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $706,200 for the three month period ended March 31, 1997, and was $689,312 for the same period for 1996.

Depreciation and Amortization. Depreciation and amortization expense was $68,785 for the three month period ended March 31, 1997, compared to $58,714 for the three month period ended March 31, 1996.

Interest Income. Interest income increased in the three month period ended March 31, 1997, to $148,779, from $116,862 for the same period in 1996. The increase in interest income is due to the Company's investment of the net proceeds from its sale of preferred stock in December, 1996, whereas interest income for the first quarter of 1996 resulted from the investment of the Company's net proceeds of its initial public offering. All investments of cash and cash equivalents are in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. Interest expense decreased in the three month period ended March 31, 1997, to $101,228, from $128,379 for the three month period ended March 31, 1996. The Company capitalized $113,421 of interest charges incurred during the three months ended March 31, 1997. The capitalized interest offset substantially higher interest costs incurred by the Company in the current period arising from an increased borrowing in connection with the Sunshine Villa sale/leaseback financing.

Net Income (loss). Net operating results decreased to a loss of $165,883 during the three month period ended March 31, 1997, from net income of $46,977 for the same period in 1996. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above) and a decrease in residence operating profits (operating income before general and administrative expense, less interest expense) of $59,251, offset by an increase in interest income of $31,917.


Liquidity and Capital Resources

At March 31, 1997, the Company had approximately $3.8 million of working capital compared to approximately $10.1 million at December 31, 1996, a decrease of $6.3 million primarily related to expenditures for development activities.

Net cash used in operating activities totaled $196,703 for the three month period ended March 31, 1997, which resulted primarily from a net loss of $165,883.

Net cash used in investing activities totaled $2,212,187 for the three month period ended March 31, 1997, comprised of $5,115,273 used in development activities offset by $2,939,448 provided from the maturity of investments. During the period, the Company incurred construction costs in Folsom, California; Roseville, California; Rio Rancho, New Mexico; Bakersfield, California; and conducted preliminary development activities related to fourteen sites located in California, Oregon, Washington, Texas, Nevada, and Arizona. At March 31, 1997, the aggregate purchase price for the Company's binding options related to eight parcels of land was approximately $6,558,000. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

Net cash provided by financing activities totaled $239,288 during the three month period ended March 31, 1997, consisting of construction financing proceeds totaling $1,667,639, offset by increases in restricted cash of $615,835, payment of preferred stock issuance costs of $600,159 and payment of preferred stock dividends of $176,230.

During the remainder of 1997, the Company intends to utilize current working capital resources to develop and construct assisted living communities. The Company intends to finance a substantial portion of the cost of developing each new community through additional sale/leaseback transactions with real estate investment trusts, as well as conventional financing with commercial banks, pension funds, and other financial institutions.

The Company has completed four transactions with a real estate investment trust pursuant to which the Company sold its Sunshine Villa community and obtained approximately $23.4 million of lease financing for its Boise, San Antonio and Clovis communities.

As of the end of the first quarter of 1997, the Company had completed the following construction loans:

    Amount                  Community                        Lender
    ------                  ---------                        ------
$  6,850,000           Folsom, California            US National Bank of Oregon
$  5,935,000           Kenmore, Washington           US National Bank of Oregon
$  7,200,000           Bakersfield, California       Guaranty Federal Bank, FSB
$  7,700,000           Austin, Texas                 Guaranty Federal Bank, FSB

During April 1996 the Company closed the following construction loans:

    Amount                  Community                        Lender
    ------                  ---------                        ------
$  6,450,000           Roseville, California         Key Bank of Oregon
$  6,255,000           Eugene, Oregon                Wells Fargo

The Company has also received commitments or expressions of intent to provide the following construction financing:

    Amount                  Community                        Lender
    ------                  ---------                        ------
$  7,375,000           Rio Rancho, New Mexico        Guaranty Federal Bank, FSB
$  7,115,000           Tucson, Arizona               Bank United of Texas, FSB
$  6,930,000           Henderson, Nevada             Bank United of Texas, FSB
$  7,600,000           Vacaville, California         US National Bank of Oregon
$ 15,000,000           Multiple locations *          US National Bank of Oregon

* This loan facility will be for the construction of up to five Regent Court stand-alone special needs communities.

As of May 1, 1997, the Company has closed or received commitments or expressions of intent for approximately $108,000,000 in sale/leaseback or construction financing.

Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

The Company anticipates capital expenditures for 1997 will include additional land acquisition costs, architectural fees, and other development costs related to at least 19 assisted living communities and construction costs related to at least seventeen new assisted living communities. The Company currently estimates that its plan to develop at least 15 additional assisted living communities and five Regent Court stand alone special needs communities by July 1, 1998, including the communities described above that are under development, will likely require additional financing prior to construction of the five Regent Court communities. Such additional financing is in addition to the financing described in the preceding paragraphs. Such financing may take the form of debt or equity, including a public or private debt or equity offering by either the Company or with respect solely to one or more new communities, or conventional bank financing, or the use of sale/leaseback financing from real estate investment trusts. The amount of such additional financing will be dependent upon the amount of security deposits required under, and other terms of, the sale/leaseback financing arrangements the Company expects to negotiate, the performance of the Company's newly developed communities and existing properties, and the extent to which the Company engages in development activities for projects in addition to these 21 communities. If the Company is unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company believes that its plan to develop 21 new communities by the end of 1998 would likely be delayed or curtailed.

Forward-Looking Statements

The information set forth in this report in the sections entitled "Overview" and "Liquidity and Capital Resources" regarding the Company's acquisition of sites for development, the Company's development, construction, financing and opening of new assisted living communities, and the Company's plans to develop, construct and operate new Regent Court communities constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. The development of additional assisted living communities will involve a number of risks including, without limitation, the risk that the Company will be unable to locate suitable sites, risks relating to the inability to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations, risks that financing may not be available on satisfactory terms, environmental risks, risks that construction costs may exceed original estimates, risks that construction and lease-up may not be completed on schedule, and risks relating to the competitive environment for development. The foregoing risks could cause the Company to significantly delay or curtail its planned growth and could cause one or more of the Company's new communities to not be profitable. Additional factors that could cause results to differ materially from those projected in the forward-looking statements include, without limitation, the ability of the Company to raise additional financing upon terms acceptable to the Company, increases in the costs associated with new construction, competition, and acceptance of the Company's prototype community in new geographic markets. The Company's growth strategy is subject to the risk that occupancy rates at newly-developed communities may not be achieved or sustained at expected levels, in which case, the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will likely increase. Furthermore, the Company's growth will place increasing pressure on the Company's management controls and require the Company to locate, train, assimilate, and retain additional community managers and support staff. There is no assurance that the Company will be able to manage this growth successfully.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By:  STEVEN L. GISH                             Date:  May 14, 1997
     ---------------------------------------
     Steven L. Gish
     Chief Financial Officer

                                 EXHIBIT INDEX


                                                                      Sequential
Ex. No.       Description                                              Page No.
-------       -----------                                              --------

  27          Financial Data Schedule