Form 10QSB
period 1997-06-30
REGENT ASSISTED LIVING INC
filed 1997-08-14
CIK 1000693

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

_X_             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1994

                  For the Quarterly period ending June 30, 1997

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

                                 Yes _X_ No ___

               Shares of Registrant's Common Stock, No par value,
                    outstanding at August 1, 1997 - 4,633,000

--------------------------------------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                                  June 30, 1997


                                      INDEX



Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1996
and June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1996 and 1997 . . . . . . . . . . . . . . . . . 4

Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1996 and 1997 . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . . 9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                          REGENT ASSISTED LIVING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,
                                                                    December 31,                  1997
                                                                           1996             (Unaudited)
                                                                   ------------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $  8,650,817           $  5,307,520
     Investments                                                      2,939,448
     Accounts receivable                                                148,976                111,100
     Prepaid expenses                                                   126,148                349,162
     Construction advances receivable                                 1,125,315                137,837
                                                                   ------------           ------------

         Total current assets                                        12,990,704              5,905,619

Property and equipment, net                                          17,383,668             32,949,299
Investment in joint venture                                             263,579                310,270
Restricted cash                                                       1,646,485              2,294,720
Deferred income tax benefit                                             304,300                271,200
Other assets                                                            588,948                528,874
                                                                   ------------           ------------

         Total assets                                              $ 33,177,684           $ 42,259,982
                                                                   ============           ============

LIABILITIES

Current liabilities:
     Current portion of long-term debt                             $    150,950           $    165,033
     Accounts payable and other accrued expenses                      2,348,369              4,776,523
     Accrued payroll                                                    335,155                343,596
     Accrued interest                                                    57,530                 57,035
                                                                   ------------           ------------

         Total current liabilities                                    2,892,004              5,342,187

Long-term debt                                                        9,753,846             16,945,754
Other liabilities                                                       474,423                754,896
                                                                   ------------           ------------

         Total liabilities                                           13,120,273             23,042,837
                                                                   ------------           ------------


SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
     1,666,667 shares issued and outstanding                          9,349,841              9,349,841
Common stock, no par value, 25,000,000 shares authorized;
     4,633,000 shares issued and outstanding                         10,808,703             10,808,703
Accumulated deficit                                                    (101,133)              (941,399)
                                                                   ------------           ------------

         Total shareholders' equity                                  20,057,411             19,217,145
                                                                   ------------           ------------

         Total liabilities and shareholders' equity                $ 33,177,684           $ 42,259,982
                                                                   ============           ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 (Unaudited)                             (Unaudited)
                                                   Three Months Ended  Three Months Ended    Six Months Ended    Six Months Ended
                                                        June 30, 1996       June 30, 1997       June 30, 1996       June 30, 1997
                                                        -------------       -------------       -------------       -------------
Revenues:
     Rental and service                                  $  3,164,543        $  3,203,750        $  6,392,673        $  6,540,097
     Management fee                                            42,020              44,199              86,414              88,121
                                                         ------------        ------------        ------------        ------------

         Total revenues                                     3,206,563           3,247,949           6,479,087           6,628,218
                                                         ------------        ------------        ------------        ------------

Operating expenses:
     Residence operating expenses                           1,951,705           2,197,624           3,920,394           4,333,901
     General and administrative                               451,731             650,647             924,344           1,362,851
     Lease expense                                            689,313             782,151           1,378,625           1,488,351
     Depreciation and amortization                             60,417              78,063             119,131             146,848
                                                         ------------        ------------        ------------        ------------

         Total operating expenses                           3,153,166           3,708,485           6,342,494           7,331,951
                                                         ------------        ------------        ------------        ------------

         Operating income (loss)                               53,397            (460,536)            136,593            (703,733)

Interest income                                                87,119              73,812             203,981             222,591
Interest expense, net                                        (129,802)                               (258,581)           (101,228)
Other income, net                                               5,622              12,341              10,112              17,604
                                                         ------------        ------------         -----------        ------------

         Income (loss) before income taxes                     16,336            (374,383)             92,105            (564,766)

Income tax (provision) benefit                                 (6,208)                                (35,000)             24,500
                                                         ------------        ------------         -----------        ------------

         Net income (loss)                               $     10,128           ($374,383)        $    57,105           ($540,266)
                                                         ============        ============         ===========        ============

Earnings (loss) per common share                                $0.00              ($0.11)              $0.01              ($0.18)
                                                         ============        ============         ===========        ============

Weighted average common shares
     outstanding                                            4,633,000           4,633,000           4,633,000           4,633,000
                                                         ============        ============         ===========        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             (Unaudited)
                                                               Six Months Ended       Six Months Ended
                                                                  June 30, 1996          June 30, 1997
                                                                  -------------          -------------
Cash flows from operating activities:
     Net income (loss)                                             $     57,105              ($540,266)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                               119,131                146,848
     Changes in other assets and liabilities:
         Accounts receivable                                             47,323                 37,876
         Prepaid expenses                                                (9,224)              (109,014)
         Restricted cash                                                 65,564
         Deferred income taxes                                                                  33,100
         Other assets                                                   (88,385)                56,643
         Accounts payable and other accrued expenses                     79,689               (131,880)
         Other liabilities                                               12,645                (59,527)
                                                                   ------------           ------------

            Net cash provided by (used in) operating activities         283,848               (566,220)
                                                                   ------------           ------------

Cash flows from investing activities:
     Maturity of investments, net                                     1,952,542               2,939,448
     Purchases of property and equipment                             (4,252,379)            (15,826,609)
     Increase in construction related accounts payable                                        3,374,930
     Investment in joint venture                                                                (46,691)
     Deposits to replacement reserve account                                                    (32,400)
                                                                   ------------           -------------

            Net cash used in investing activities                    (2,299,837)             (9,591,322)
                                                                   ------------           -------------

Cash flows from financing activities:
     Prepayments and deposits for financing arrangements                                       (177,000)
     Construction reimbursements and deferred
       development fee                                                                        1,327,478
     Restricted cash for financing arrangements                                                (615,835)
     Proceeds from issuance of long-term debt                                                 7,280,719
     Payments on long-term debt                                         (38,628)                (74,728)
     Preferred stock issuance costs                                                            (600,159)
     Preferred stock dividends                                                                 (326,230)
                                                                   ------------           -------------

            Net cash provided by (used in) financing activities         (38,628)              6,814,245
                                                                   ------------           -------------

            Net decrease in cash and cash equivalents                (2,054,617)             (3,343,297)

Cash and cash equivalents, beginning of period                        7,585,952               8,650,817
                                                                   ------------           -------------

Cash and cash equivalents, end of period                           $  5,531,335           $   5,307,520
                                                                   ============           =============


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

     On December 26, 1995, the Company sold 1,400,000 shares of common stock to the public at a price of $7.50 per share in an initial public offering (the Offering). Concurrently, the Company sold an additional 233,000 shares at a price of $7.50 per share to Mr. Walter C. Bowen, the Chairman of the Board, Chief Executive Officer, President and majority shareholder of the Company. The Company realized net proceeds of approximately $10.8 million from these transactions.

     On December 16, 1996, the Company completed the sale of 1,283,785 shares of Series A Preferred Stock and 382,882 shares of Series B Preferred Stock for the aggregate price of $10 million.

     The results of operations for the six months ended June 30, 1996 reflect the operations of three assisted living communities (Regency Park, Sterling Park and Sunshine Villa) and the property management services provided to one community (Park Place). The results of operations for the six months ended June 30, 1997, additionally reflect the operation of one new assisted living community (Willow Park) and the property management services provided to one additional community (Sun Oak). As of August 1, 1997, an additional 25 assisted living and special needs communities are in various stages of development.

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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1997, and for the three month and six month periods ended June 30, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996, is derived from the Company's Form 10-KSB for the year ended December 31, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 included in the Company's Form 10-KSB for the year ended December 31, 1996.

     Operating results for the three months and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.


2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                                     December 31,           June 30,
                                                            1996               1997
         Land                                        $  1,100,000      $  1,100,000
         Buildings and improvements                     6,520,556         6,636,891
         Furniture and equipment                          530,540           692,077
         Construction in progress                       9,456,006        24,885,466
                                                     ------------      ------------

                                                       17,607,102        33,314,434
         Less accumulated depreciation                    223,434           365,135
                                                     ------------      ------------

         Total property and equipment, net           $ 17,383,668      $ 32,949,299
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


4.   Earnings (Loss) Per Common Share:

     The computation of fully diluted earnings (loss) per share for each of the periods was antidilutive; as such, no presentation of fully diluted earnings (loss) per share has been included in the condensed consolidated statements of operations. Earnings (loss) attributable to common stock includes a deduction of preferred stock dividends declared, which totaled $150,000 and $300,000 for the three and six month periods ended June 30, 1997, respectively.


5.   Accounting Pronouncements:

     The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the Company will be required to adopt in future fiscal reporting periods.

     FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The Company will adopt the provisions of Statement No. 128 during the first quarter of 1998 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the three months and six months ended June 30, 1997 and 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

     The Company will adopt FASB Statement No. 129 "Disclosure of Information About Capital Structure" during the first quarter of 1998. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


5.   Accounting Pronoucements, continued:

     FASB Statement No. 130 "Reporting Comprehensive Income," which the Company will adopt during the first quarter of 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Such changes are generally not significant to the Company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported a net loss of $374,383, or $0.11 per share, on revenue of $3,247,949 for the three months ended June 30, 1997. For the six months ended June 30, 1997, the Company reported a net loss of $540,266, or $0.18 per share, on revenue of $6,628,218.

The Company operated four communities pursuant to long-term leases and managed two additional communities during the three month period ending June 30, 1997. The Company leases Regency Park, a 142-bed assisted living community in Portland, Oregon, Sterling Park, a 192-bed community in Redmond, Washington, Sunshine Villa, a 126-bed community located in Santa Cruz, California, and Willow Park, a 134-bed community located in Boise, Idaho, for total operations of 594 beds. The Company also manages Park Place, a 112-bed community in Portland, Oregon, and Sun Oak, a 50-bed community in Citrus Heights, California, from which the Company derives management fees. Effective July 8, 1997, the Company began operating West Wind, a 48-bed community in Boise, Idaho, pursuant to a long-term lease.

As of August 1, 1997, the Company had commenced construction on the following twelve new communities:

                                                   Expected
                               Projected            Quarter          Leased or
           Location           No. of Beds           Opening            Owned
           --------           -----------           -------            -----
Folsom, California                122                3rd-97            Owned
San Antonio, Texas                137                3rd-97           Leased
Roseville, California             108                4th-97            Owned
Clovis, California                129                4th-97           Leased
Rio Rancho, New Mexico            114                4th-97            Owned*
Bakersfield, California           131                4th-97            Owned
Eugene, Oregon                    125                4th-97            Owned
Vacaville, California             127                4th-97            Owned
Tucson, Arizona                   136                1st-98            Owned
Henderson, Nevada                 134                1st-98            Owned
Austin, Texas                     136                1st-98            Owned
Kenmore,                           96                2nd-98            Owned**
Washington

* The Company's community in Rio Rancho will be owned by a limited liability company in which the Company owns a 90 percent interest. The Company will manage the community.

** The Company's community in Kenmore will be owned by a limited liability company in which the Company owns a 50 percent interest. The Company will manage the community.

An additional thirteen new communities were under varying stages of development as of August 1, 1997. If all 25 communities are developed, operations of the Company will increase by approximately 2,400 beds to a total of approximately 3,000. Also, with the intent of securing additional sites on which to build new communities, the Company is currently engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the condensed consolidated financial statements.

Operating results for the three month and six month periods ended June 30, 1997, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities.


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues. For the three month period ended June 30, 1997, revenues were $3,247,949 compared to $3,206,563 in the three month period ended June 30, 1996. The Company operated three communities and managed a fourth in the three month period ended June 30, 1996, whereas the Company began operating a fourth community and managing a second community in May, 1997. The increase in revenue of $41,386, or 1.3 percent, includes $25,153 related to the newly opened community. Overall average occupancy at the three stabilized communities declined slightly to 93.2 percent for the three month period ended June 30, 1997 from 93.8 percent for the same period in 1996.

Residence Operating Expenses. Residence operating expenses were $2,197,624 for the three month period ended June 30, 1997, and $1,951,705 for the same period in 1996, an increase of $245,919. The current period includes $292,689 of start-up and pre-opening costs related to the Company's new communities in Boise, Folsom and San Antonio. Residence operating expenses, excluding the effect of the new communities, totaled 59.9 percent and 61.7 percent of rental and service revenues for the three month periods ended June 30, 1997 and 1996, respectively.

General and Administrative Expenses. General and administrative expenses were $650,647 for the three month period ended June 30, 1997, compared to $451,731 for the three month period ended June 30, 1996. The increase of $198,916 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $782,151 for the three month period ended June 30, 1997, and was $689,313 for the same period for 1996. The increase of $92,838 includes $77,781 related to the newly opened community.

Depreciation and Amortization. Depreciation and amortization expense was $78,063 for the three month period ended June 30, 1997, compared to $60,417 for the three month period ended June 30, 1996.

Interest Income. Interest income decreased in the three month period ended June 30, 1997, to $73,812, from $87,119 for the same period in 1996. Interest income for the second quarter of 1997 resulted from the investment of the net proceeds from the sale of preferred stock in December, 1996, whereas interest income for the second quarter of 1996 resulted from the investment of the Company's net proceeds of its initial public offering. All investments of cash and cash equivalents are in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. The Company reported no interest expense for the three months ended June 30, 1997, compared to $129,802 for the three month period ended June 30, 1996. The Company capitalized $258,771 of interest charges incurred during the three months ended June 30, 1997. The interest costs were incurred by the Company in the current period in connection with borrowings for construction purposes and the Sunshine Villa sale/leaseback financing.

Net Income (loss). Net operating results decreased to a loss of $374,383 during the three month period ended June 30, 1997, from net income of $10,128 for the same period in 1996. The current period loss is indicative of the Company's expansion efforts and is expected to continue until the income from stabilized communities exceeds the initial operating losses generated from new communities. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $206,712, offset by an decrease in interest expense of $129,802.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues. For the six month period ended June 30, 1997, revenues increased by $149,131, or 2.3%, to $6,628,218, compared to $6,479,087 in the six month period ended June 30, 1996. Overall average occupancy at the three stabilized communities increased slightly to 94.7 percent for the six month period ended June 30, 1997 from 94.3 percent for the same period in 1996.

Residence Operating Expenses. Residence operating expenses were $4,333,901 for the six month period ended June 30, 1997, and $3,920,394 for the same period in 1996. The increase of $413,507 is due primarily to the combined impact of slightly higher than expected operating costs for 1997 with lower than expected operating costs for 1996. In addition, the current period includes $322,990 of start-up and pre-opening costs related to three of the Company's new communities. Residence operating expenses, excluding the effect of the new communities, totaled 61.6 percent and 61.3 percent of rental and service revenues for the six month periods ended June 30, 1997 and 1996, respectively.

General and Administrative Expenses. General and administrative expenses were $1,362,851 for the six month period ended June 30, 1997, compared to $924,344 for the six month period ended June 30, 1996. The increase of $438,507 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $1,488,351 for the six month period ended June 30, 1997, and was $1,378,625 for the same period for 1996. The increase of $109,726 includes $77,781 related to the newly opened community.

Depreciation and Amortization. Depreciation and amortization expense was $146,848 for the six month period ended June 30, 1997, compared to $119,131 for the six month period ended June 30, 1996.

Interest Income. Interest income increased in the six month period ended June 30, 1997, to $222,591, from $203,981 for the same period in 1996, an increase of $18,610.

Interest Expense. Interest expense decreased in the six month period ended June 30, 1997, to 101,228, from $258,581 for the six month period ended June 30, 1997. The Company capitalized $372,192 of interest charges incurred during the six months ended June 30, 1997.

Net Income (loss). Net operating results decreased to a loss of $540,266 during the six month period ended June 30, 1997, from net income of $57,105 for the same period in 1996. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $266,083, offset by an decrease in interest expense of $157,353.


Liquidity and Capital Resources

At June 30, 1997, the Company had approximately $563,000 of working capital compared to approximately $10.1 million at December 31, 1996, a decrease of $9.5 million primarily related to expenditures for development activities. Current liabilities include approximately $4.2 million of construction related payables for which long-term financing has been arranged.

Net cash used in operating activities totaled $566,220 for the six month period ended June 30, 1997, which resulted primarily from a net loss of $540,266.

Net cash used in investing activities totaled $9,591,322 for the six month period ended June 30, 1997, comprised primarily of $12,451,679 used in development activities offset by $2,939,448 provided from the maturity of investments. During the period, the Company incurred construction costs in nine locations and conducted preliminary development activities related to thirteen sites. At June 30, 1997, the aggregate purchase price for the Company's binding options related to ten parcels of land was approximately $7,000,000. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

Net cash provided by financing activities totaled $6,814,245 during the six month period ended June 30, 1997, consisting of construction financing proceeds totaling $7,280,719, net reimbursements and development fees from REIT's totaling $1,327,478, offset by increases in restricted cash of $615,835, and payment of preferred stock issuance costs of $600,159 and preferred stock dividends of $326,230.

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

As of the end of the second quarter of 1997, the Company had completed the following construction loans:

Amount           Community                     Lender
------           ---------                     ------
$6,850,000       Folsom, California            US National Bank of Oregon
$5,935,000       Kenmore, Washington           US National Bank of Oregon
$7,600,000       Vacaville, California         US National Bank of Oregon
$7,200,000       Bakersfield, California       Guaranty Federal Bank, FSB
$7,700,000       Austin, Texas                 Guaranty Federal Bank, FSB
$7,375,500       Rio Rancho, New Mexico        Guaranty Federal Bank, FSB
$6,255,000       Eugene, Oregon                Wells Fargo
$6,450,000       Roseville, California         Key Bank

The Company has also received commitments or expressions of intent to provide the following construction financing:

Amount           Community                     Lender
------           ---------                     ------
$ 7,115,000      Tucson, Arizona               Bank United of Texas, FSB
$ 6,930,000      Henderson, Nevada             Bank United of Texas, FSB
$15,000,000      Multiple locations *          US National Bank of Oregon

* This loan facility will be for the construction of up to five Regent Court stand-alone special needs communities.

Additional project financing of up to $174.5 million has been agreed to, in principal terms, between the Company and Meditrust, a healthcare real estate investment trust. The financing is divided into three facilities. The first provides up to $100 million in sale/leaseback financing for communities currently under construction and for acquisition of new communities. The second provides an additional $70 million in financing for future development and acquisition activities. The third is a $4.5 million line of credit available primarily for development related expenditures, including site acquisition.

Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

The Company anticipates capital expenditures for 1997 will include additional land acquisition costs, architectural fees, and other development costs related to at least 14 assisted living communities and construction costs related to at least 16 new assisted living communities. The Company currently estimates that its plan to develop at least 14 additional assisted living communities and five Regent Court stand alone special needs communities by July 1, 1998, including the communities described above that are under development, will likely require additional financing prior to construction of the five Regent Court communities. Such additional financing may be required in addition to the financing described in the preceding paragraphs. Such financing may take the form of debt or equity, including a public or private debt or equity offering by either the Company or with respect solely to one or more new communities, or conventional bank financing, or the use of sale/leaseback financing from real estate investment trusts. The amount of such additional financing will be dependent upon the amount of security deposits required under, and other terms of, the sale/leaseback financing arrangements the Company expects to negotiate, the performance of the Company's newly developed communities and existing properties, and the extent to which the Company engages in development activities for projects in addition to the 25 communities currently under varying stages of development or construction. If the Company is unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company believes that its plan to develop these 25 new communities by the end of 1998 would likely be delayed or curtailed.


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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 1996 annual meeting of shareholders at 2:00 p.m., PDT, on May 6, 1997, on the 31st Floor of the U.S. Bancorp Tower, 111 S.W. Fifth Avenue, Portland, Oregon.

The only matters submitted to a vote of the shareholders were the election of two directors and to increase the number of shares of the Company's Common Stock that may be issued pursuant to the Company's 1995 Stock Incentive Plan from 400,000 to 600,000. Proxies were solicited pursuant to Regulation 14A of the Exchange Act.

The following persons were elected by the following vote as directors for the stated terms:

                                                     Votes Against
                                    Votes For          or Withheld     Abstentions    Non-Votes
                                    ---------          -----------     -----------    ---------
Class I (three year term);

    Dana J. O'Brien                 5,501,242               3,500                0            0
    Steven L. Gish                  5,501,242               3,500                0            0

The proposal to increase the number of shares of the Company's Common Stock that may be issued pursuant to the Company's 1995 Stock Incentive Plan from 400,000 to 600,000 was approved by the following vote:

Votes For       Votes Against        Abstentions           Non Votes
---------       -------------        -----------           ---------
4,721,669           15,980              6,500               760,593


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         10.1 Regent Assisted Living, Inc. 1995 Stock Incentive Plan, as amended

         27       Financial Data Schedule


         Reports on Form 8-K

         None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By: STEVEN L. GISH                                  Date:  August 13, 1997
    -----------------------------------
    Steven L. Gish
    Chief Financial Officer

                                  EXHIBIT INDEX


Ex. No.       Description
-------       -----------

  10.1        Regent Assisted Living, Inc. 1995 Stock
              Incentive Plan, as amended

  27          Financial Data Schedule