Form 10QSB
period 1997-09-30
REGENT ASSISTED LIVING INC
filed 1997-11-14
CIK 1000693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1994

               For the Quarterly period ending September 30, 1997

    _____       TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1994

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

                                   Yes X No __

               Shares of Registrant's Common Stock, No par value,
                    outstanding at August 1, 1997 - 4,633,000

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                               September 30, 1997


                                      INDEX



                                      Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1996
and September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1996 and 1997 . . . . . . . . . . . . . . 4

Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1996 and 1997 . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . 10

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                          REGENT ASSISTED LIVING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,
                                                                December 31,     1997
                                                                   1996       (Unaudited)
                                                              --------------  -------------
ASSETS

Current assets:
    Cash and cash equivalents                                 $  8,650,817    $  3,643,373
    Investments                                                  2,939,448
    Accounts receivable                                            148,976          99,305
    Prepaid expenses                                               126,148         295,509
    Construction advances receivable                             1,125,315         203,277
                                                              ------------    ------------
       Total current assets                                     12,990,704       4,241,464

Property and equipment,  net                                    17,383,668      48,699,241
Investment in joint venture                                        263,579         329,919
Restricted cash                                                  1,646,485       2,376,436
Deferred income tax benefit                                        304,300         271,200
Other assets                                                       588,948         670,628
                                                              ------------    ------------
       Total assets                                           $ 33,177,684    $ 56,588,888
                                                              ============    ============


LIABILITIES

Current liabilities:
    Current portion of long-term debt                         $    150,950    $    182,614
    Short term borrowings                                                        1,532,205
    Construction accounts payable                                  667,312       1,743,469
    Accounts payable and other accrued expenses                  1,453,668         570,357
    Accrued payroll                                                335,155         376,069
    Accrued interest                                                57,530          76,443
                                                              ------------    ------------
       Total current liabilities                                 2,664,615       4,481,157

Long-term debt                                                   9,981,235      32,495,996
Other liabilities                                                  474,423       1,176,322
                                                              ------------    ------------
       Total liabilities                                        13,120,273      38,153,475
                                                              ------------    ------------

Minority Interest                                                                  250,000
                                                                              ------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
    1,666,667 shares issued and outstanding                      9,349,841       9,349,841
Common stock, no par value, 25,000,000 shares authorized;
    4,633,000 shares issued and outstanding                     10,808,703      10,808,703
Accumulated deficit                                               (101,133)     (1,973,131)
                                                              ------------    ------------
       Total shareholders' equity                               20,057,411      18,185,413
                                                              ------------    ------------

       Total liabilities and shareholders' equity             $ 33,177,684    $ 56,588,888
                                                              ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      (Unaudited)                             (Unaudited)
                                        Three Months Ended   Three Months Ended  Nine Months Ended    Nine Months Ended
                                        September 30, 1996   September 30, 1997  September 30, 1996   September 30, 1997
                                        ------------------   ------------------  ------------------   ------------------
Revenues:
    Rental and service                     $  3,323,145        $  3,542,710        $  9,715,818        $ 10,082,807
    Management fee                               43,179              53,370             129,593             141,491
                                           ------------        ------------        ------------        ------------

       Total revenues                         3,366,324           3,596,080           9,845,411          10,224,298
                                           ------------        ------------        ------------        ------------

Operating expenses:
    Residence operating expenses              2,089,765           2,681,858           6,010,159           7,015,759
    General and administrative                  423,729             871,058           1,348,073           2,233,909
    Lease expense                               689,312             914,776           2,067,937           2,403,127
    Depreciation and amortization                61,848              88,646             180,979             235,494
                                           ------------        ------------        ------------        ------------

       Total operating expenses               3,264,654           4,556,338           9,607,148          11,888,289
                                           ------------        ------------        ------------        ------------

       Operating income (loss)                  101,670            (960,258)            238,263          (1,663,991)

Interest income                                  73,365              83,290             277,346             305,881
Interest expense, net                          (129,456)                               (388,037)           (101,228)
Other income (expense), net                       3,172              (4,764)             13,284              12,840
                                           ------------        ------------        ------------        ------------

       Income (loss) before income taxes         48,751            (881,732)            140,856          (1,446,498)

Income tax (provision) benefit                  (15,700)                                (50,700)             24,500
                                           ------------        ------------        ------------        ------------

       Net income (loss)                   $     33,051        ($   881,732)       $     90,156        ($ 1,421,998)
                                           ============        ============        ============        ============


Earnings (loss) per common share           $       0.01        ($      0.22)       $       0.02        ($      0.40)
                                           ============        ============        ============        ============


Weighted average common shares
    outstanding                               4,633,000           4,633,000           4,633,000           4,633,000
                                           ============        ============        ============        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        (Unaudited)
                                                                            Nine Months Ended   Nine Months Ended
                                                                            September 30, 1996  September 30, 1997
                                                                            ------------------  ------------------
Cash flows from operating activities:
    Net income (loss)                                                             $90,156          ($1,421,998)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                           180,979              235,494
          Amortization of deferred gain                                                                 (7,320)
          Changes in other assets and liabilities:
             Accounts receivable                                                     (948)              49,671
             Prepaid expenses                                                       1,312             (107,361)
             Restricted cash                                                       49,364
             Deferred income taxes                                                                      33,100
             Other assets                                                        (140,756)              19,795
             Accounts payable and other accrued expenses                          472,081              (16,534)
             Other liabilities                                                     44,059              (20,781)
                                                                             ------------         ------------
                Net cash provided by (used in) operating activities               696,247           (1,235,934)
                                                                             ------------         ------------

Cash flows from investing activities:
    Maturity of investments, net                                                1,952,542            2,939,448
    Purchases of property and equipment                                        (4,840,373)         (31,660,739)
    Increase in construction related accounts payable                                                1,076,157
    Investment in joint venture                                                  (163,591)             (66,340)
    Deposits to replacement reserve account, net                                                        (5,482)
                                                                             ------------         ------------
                Net cash used in investing activities                          (3,051,422)         (27,716,956)
                                                                             ------------         ------------

Cash flows from financing activities:
    Contributions by minority partner                                                                  250,000
    Prepayments and deposits for financing arrangements, net                      (62,250)            (234,364)
    Construction advances                                                                              922,038
    Restricted cash for financing arrangements, net                              (584,700)            (724,469)
    Short term borrowings                                                                            1,532,205
    Proceeds from issuance of long-term debt                                                        22,664,466
    Payments on long-term debt                                                    (53,200)            (118,041)
    Deferred gain from financing arrangements                                                          730,000
    Preferred stock issuance costs                                                                    (600,159)
    Preferred stock dividends                                                                         (476,230)
                                                                             ------------         ------------
                Net cash provided by (used in) financing activities              (700,150)          23,945,446
                                                                             ------------         ------------

                Net decrease in cash and cash equivalents                      (3,055,325)          (5,007,444)

Cash and cash equivalents, beginning of period                                  7,585,952            8,650,817
                                                                             ------------         ------------

Cash and cash equivalents, end of period                                       $4,530,627           $3,643,373
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

     On December 26, 1995, the Company sold 1,400,000 shares of common stock to the public at a price of $7.50 per share in an initial public offering (the Offering). Concurrently, the Company sold an additional 233,000 shares at a price of $7.50 per share to Mr. Walter C. Bowen, the Chairman of the Board, Chief Executive Officer, President, and majority shareholder of the Company. The Company realized net proceeds of approximately $10.8 million from these transactions.

     On December 16, 1996, the Company completed the sale of 1,283,785 shares of Series A Preferred Stock and 382,882 shares of Series B Preferred Stock for the aggregate price of $10 million.

     The results of operations for the nine months ended September 30, 1996 reflect the operations of three assisted living communities (Regency Park, Sterling Park and Sunshine Villa) and the property management services provided to one community (Park Place). The results of operations for the nine months ended September 30, 1997, additionally reflect the operation of two new assisted living communities (Willow Park and West Wind) and the property management services provided to one additional community (Sun
     Oak). As of November 12, 1997, the Company had also commenced operations at its new assisted living community in San Antonio, Texas, was awaiting final licensure of its new community in Folsom, California, and had an additional 24 assisted living and stand alone Alzheimer's care communities in various stages of development.

     The Company also provides management and administrative services for Bowen Property Management Co., Bowen Financial Services Corp., Bowen Development Company, and Bowen Condominium Marketing, Inc. (collectively, the Bowen Companies), all of which are Oregon corporations and are wholly owned by Mr. Bowen. These services are provided pursuant to the terms of an Administrative Services Agreement described in Note 3.

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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1997, and for the three month and nine month periods ended September 30, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996, is derived from the Company's Form 10-KSB for the year ended December 31, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996.

     Operating results for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                       December 31,       September 30,
                                          1996               1997
                                       ------------       -------------

Land                                  $ 1,100,000       $ 1,100,000
Buildings and improvements              6,520,556         6,746,263
Furniture and equipment                   530,540           878,929
Construction in progress                9,456,006        40,425,089
                                      -----------       -----------

                                       17,607,102        49,150,281
Less accumulated depreciation             223,434           451,040
                                      -----------       -----------

Total property and equipment, net     $17,383,668       $48,699,241
                                      ===========       ===========

     Land, buildings, and certain furniture and equipment serve as collateral for long-term debt.


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


4.   Earnings (Loss) Per Common Share:

     The computation of fully diluted earnings (loss) per share for each of the periods was antidilutive; as such, no presentation of fully diluted earnings (loss) per share has been included in the condensed consolidated statements of operations. Earnings (loss) attributable to common stock includes a deduction of preferred stock dividends declared, which totaled $150,000 and $450,000 for the three and nine month periods ended September 30, 1997, respectively.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


5.   Accounting Pronouncements:

     The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements that the Company will be required to adopt in future fiscal reporting periods.

     FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The Company will adopt the provisions of Statement No. 128 during the first quarter of 1998 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the three months and nine months ended September 30, 1997 and 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

The Company

The Company reported a net loss of $881,732, or $0.22 per share, on revenue of $3,596,080 for the three months ended September 30, 1997. For the nine months ended September 30, 1997, the Company reported a net loss of $1,446,498, or $0.40 per share, on revenue of $10,224,298.

During the nine moth period ending September 30, 1997, the Company operated the following five communities pursuant to long-term leases and two communities pursuant to management contracts:

Leased Communities:

                                                     No. of            Date
Name                 Location                         Beds            Opened
----                 --------                        ------           ------

Regency Park         Portland, Oregon                  142             1987
Sterling Park        Redmond, Washington               192             1990
Sunshine Villa       Santa Cruz, California            126             1990
Willow Park          Boise, Idaho                      134           May, 1997
West Wind            Boise, Idaho                       48          July, 1997

Managed Communities:
                                                     No. of            Date
Name                 Location                         Beds            Opened
----                 --------                        ------           ------

Park Place           Portland, Oregon                  112             1990
Sun Oak              Citrus Heights, California         50           May, 1997

As of November 12, 1997, the Company had also commenced operations of its new 137-bed community in San Antonio, Texas (Hamilton House) pursuant to a long-term lease. The Company's new 122-bed community in Folsom, California (Willow Creek), which it owns, is awaiting licensure and the Company plans to open it in late November 1997. Furthermore, the Company is under construction on the following ten new communities:

                                                    Expected
                                    Projected        Quarter          Leased or
           Location                No. of Beds       Opening            Owned
           --------                -----------       -------            -----

Clovis, California                   129              4th-97            Leased
Rio Rancho, New Mexico               114              4th-97             Owned*
Eugene, Oregon                       125              4th-97             Owned
Bakersfield, California              131              1st-98             Owned
Vacaville, California                127              1st-98             Owned
Tucson, Arizona                      136              1st-98             Owned
Roseville, California                108              1st-98             Owned
Henderson, Nevada                    134              1st-98             Owned
Austin, Texas                        136              2nd-98             Owned
Kenmore, Washington                   96              2nd-98             Owned**

* A limited liability company in which the Company owns a 90 percent interest owns this community. The Company has entered into an agreement to purchase the remaining ten percent interest and anticipates that this transaction will close November 14, 1997.

** A limited liability company in which the Company owns a 50 percent interest will own the Company's community in Kenmore. The Company will manage the community.

Fourteen additional new communities were under varying stages of development as of November 12, 1997. If all 24 communities are developed, operations of the Company will increase by approximately 2,500 beds to a total of approximately 3,300. The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the condensed consolidated financial statements. Furthermore, continuing its efforts to pursue strategic acquisitions, the Company is engaged in discussions with several parties relative to purchasing currently operating communities in its targeted regions.

The Company currently plans to open fifteen new "Regent" prototypical assisted living communities and five "Regent Court" stand alone Alzheimer's care communities by December 31, 1998. The foregoing schedule of projected openings differs from the Company's previously announced schedule, due primarily to construction delays experienced by the Company at several of its sites, although most delays have been limited to one to two months. In addition, the Company is experiencing a backlog of license applications in some jurisdictions that may result in a delay of obtaining the necessary operating licenses and permits. The Company believes that it will be able to obtain the necessary operating licenses and permits for all of its planned new communities.

In connection with the sale by the Company of its Class A and Class B Preferred Stock, the Company agreed to open at least ten new communities and at least 1,000 new units by December 31, 1997. If the Company does not achieve this development goal, the price at which the preferred stock is convertible into the Company's common stock will be decreased from $6.00 per share to $5.50 per share, resulting in the issuance of an additional 151,515 shares of common stock upon conversion of all of the preferred stock. The current holder of the Company's issued and outstanding preferred stock, Prudential Private Equity Investors III, L.P., also holds a warrant that entitles it to purchase up to 200,000 shares of the Company's common stock at a price of $5.50 if the development goal is not achieved.

The Company does not currently expect to satisfy the development goal of opening ten new communities with at least 1,000 units in 1997 through development of new communities. However, as stated above, the Company is continuing to pursue strategic acquisition opportunities and is engaged in discussions with several parties concerning the same. Although it is not certain that it will do so, if the Company acquires some or all of the communities currently under evaluation, it is likely that the Company would satisfy the foregoing development goal.

Operating results for the three month and nine month periods ended September 30, 1997, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities.

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

Revenues. For the three month period ended September 30, 1997, revenues were $3,596,080 compared to $3,366,324 in the three month period ended September 30, 1996. The Company operated three communities and managed a fourth in the three month period ended September 30, 1996, whereas the Company began operating its fourth community in May 1997 and its fifth in July 1997, and began managing a second community in May 1997. The increase in revenue of $229,756 or 6.8 percent, includes $367,964 of revenue from newly opened communities and a decrease in revenue of $148,398 at the Company's three stabilized communities. Overall average occupancy at the three stabilized communities declined to 91.0 percent for the three month period ended September 30, 1997, from 95.7 percent for the same period in 1996. The Company continues to face increasing competition but this has had the greatest impact in the market in which the Company operates its largest community, thereby having a greater impact on the Company's overall occupancy rate.

Residence Operating Expenses. Residence operating expenses were $2,681,858 for the three month period ended September 30, 1997, and $2,089,765 for the same period in 1996, an increase of $592,093. The current period includes $559,764 of start-up and pre-opening costs related to eleven of the Company's newly developed communities. Residence operating expenses, excluding the effect of the new communities, totaled 62.7 percent and 62.9 percent of rental and service revenues for the three month periods ended September 30, 1997 and 1996, respectively.

General and Administrative Expenses. General and administrative expenses were $871,058 for the three month period ended September 30, 1997, compared to $423,729 for the three month period ended September 30, 1996. The increase of $447,329 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $914,776 for the three month period ended September 30, 1997, and was $689,312 for the same period for 1996. The increase of $225,464 includes $61,954 for West Wind and $181,326 for Willow Park.

Depreciation and Amortization. Depreciation and amortization expense was $88,646 for the three month period ended September 30, 1997, compared to $61,848 for the three month period ended September 30, 1996.

Interest Income. Interest income increased in the three month period ended September 30, 1997, to $83,290, from $73,365 for the same period in 1996. All investments of cash and cash equivalents are in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. The Company reported no interest expense for the three months ended September 30, 1997, compared to $129,456 for the three month period ended September 30, 1996. The Company capitalized $523,390 of interest charges incurred during the three months ended September 30, 1997. The capitalized interest offsets substantially higher interest costs incurred by the Company in the current period arising from increased borrowing for construction purposes and in connection with the Sunshine Villa sale/leaseback financing.

Net Income (loss). Net operating results decreased to a loss of $881,732 during the three month period ended September 30, 1997, from net income of $33,051 for the same period in 1996. The current period loss is indicative of the Company's expansion efforts and is expected to continue until the income from stabilized communities exceeds the initial operating losses generated from new communities. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $372,528, offset by an decrease in interest expense of $129,456.


Nine months Ended September 30, 1997 Compared to Nine months Ended September 30, 1996

Revenues. For the nine month period ended September 30, 1997, revenues increased by $378,887, or 3.8%, to $10,224,298, compared to $9,845,411 in the nine month period ended September 30, 1996. The increase in revenue includes $393,116 of revenue from newly opened communities and a decrease in revenue of $26,127 at the Company's three stabilized communities. Overall average occupancy at the three stabilized communities decreased slightly to 93.4 percent for the nine month period ended September 30, 1997, from 94.8 percent for the same period in 1996.

Residence Operating Expenses. Residence operating expenses were $7,015,759 for the nine month period ended September 30, 1997, and $6,010,159 for the same period in 1996. The increase of $1,005,600 is due primarily to the combined impact of slightly higher than expected operating costs for 1997 with lower than expected operating costs for 1996. In addition, the current period includes $804,892 of start-up and pre-opening costs related to eleven of the Company's new communities. Residence operating expenses, excluding the effect of the new communities, totaled 62.7 percent and 61.9 percent of rental and service revenues for the nine month periods ended September 30, 1997 and 1996, respectively.

General and Administrative Expenses. General and administrative expenses were $2,233,909 for the nine month period ended September 30, 1997, compared to $1,348,073 for the nine month period ended September 30, 1996. The increase of $885,836 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $2,403,127 for the nine month period ended September 30, 1997, and was $2,067,937 for the same period for 1996. The increase of $335,190 includes $61,954 for West Wind and $259,107 for Willow Park.

Depreciation and Amortization. Depreciation and amortization expense was $235,494 for the nine month period ended September 30, 1997, compared to $180,979 for the nine month period ended September 30, 1996.

Interest Income. Interest income increased in the nine month period ended September 30, 1997, to $305,881, from $277,346 for the same period in 1996, an increase of $28,535.

Interest Expense. Interest expense decreased in the nine month period ended September 30, 1997, to $101,228, from $388,037 for the nine month period ended September 30, 1997. The Company capitalized $895,582 of interest charges incurred during the nine months ended September 30, 1997.

Net Income (loss). Net operating results decreased to a loss of $1,421,998 during the nine month period ended September 30, 1997, from net income of $90,156 for the same period in 1996. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $638,611, offset by an decrease in interest expense of $286,809.


Liquidity and Capital Resources

At September 30, 1997, the Company had a working capital deficit of approximately $240,000 compared to approximately $10.3 million of working capital at December 31, 1996. The decrease of approximately $10.6 million is primarily related to expenditures for development activities. Current liabilities include approximately $3.3 million of short-term borrowings and development related payables for which the Company intends to obtain long-term financing. During the remainder of 1997, the Company intends to utilize current working capital sources to develop and construct the Company's prototypical Regent and Regent Court communities.

Net cash used in operating activities totaled $1,235,934 for the nine month period ended September 30, 1997, which resulted primarily from a net loss of $1,421,998.

Net cash used in investing activities totaled $27,716,956 for the nine month period ended September 30, 1997, comprised primarily of $30,650,922 used in development activities offset by $2,939,448 provided from the maturity of investments. During the period, the Company incurred construction costs in twelve locations and conducted preliminary development activities related to fifteen sites. At September 30, 1997, the aggregate purchase price for the Company's binding options related to eight parcels of land was approximately $6.5 million. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities or Alzheimer's care communities at these sites.

Net cash provided by financing activities totaled $23,945,446 during the nine month period ended September 30, 1997, consisting of construction and equipment financing proceeds totaling $22,664,466, short-term borrowings of $1,532,205, net reimbursements and development fees from REIT's totaling $730,000, offset by increases in restricted cash of $724,469, payment of preferred stock issuance costs of $600,159, and payment of preferred stock dividends of $476,230.

As of the end of the third quarter of 1997, the Company had completed the following construction loans:

Amount                 Community                            Lender
------                 ---------                            ------

$  6,850,000          Folsom, California            US National Bank of Oregon
$  5,935,000          Kenmore, Washington           US National Bank of Oregon
$  7,600,000          Vacaville, California         US National Bank of Oregon
$  7,200,000          Bakersfield, California       Guaranty Federal Bank, FSB
$  7,700,000          Austin, Texas                 Guaranty Federal Bank, FSB
$  7,375,500          Rio Rancho, New Mexico        Guaranty Federal Bank, FSB
$  6,255,000          Eugene, Oregon                Wells Fargo
$  6,450,000          Roseville, California         Key Bank
$  7,115,000          Tucson, Arizona               Bank United of Texas, FSB
$  7,000,000          Henderson, Nevada             Bank United of Texas, FSB

The Company has also received commitments or expressions of intent to provide the following construction financing:

Amount                   Community                           Lender
------                   ---------                           ------

$15,000,000        Multiple locations *            US National Bank of Oregon

* This loan facility can be used for the construction of up to five Regent Court stand-alone Alzheimer's care communities.

The Company has completed a total of five transactions with two real estate investment trusts pursuant to which the Company sold its Sunshine Villa community and obtained approximately $26.1 million of lease financing for its San Antonio, Clovis, and two Boise communities.

Additional project financing of up to $174.5 million has been agreed to, in principal terms, between the Company and Meditrust, a healthcare real estate investment trust. The financing is divided into three facilities. The first provides up to $100 million in sale/leaseback financing for communities currently under construction and for acquisition of new communities. The second provides an additional $70 million in financing for future development and acquisition activities. The third is a $4.5 million line of credit available primarily for development related expenditures, including site acquisition. As of November 12, 1997, the outstanding balance on the line of credit totaled $2,232,205.

Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

The Company anticipates capital expenditures for 1997 will include additional land acquisition costs, architectural fees, and other development costs related to at least fourteen assisted living and Alzheimer's care communities and construction costs related to at least fifteen new assisted living and Alzheimer's care communities. The Company's plan to open at least fifteen "Regent" and five Regent Court communities between December 1995 and December 31, 1998, of which two Regent communities have opened, a third is awaiting licensure and ten more are under construction and are expected to open by the second quarter of 1998. The Company will likely require additional financing prior to construction of the two remaining Regent communities and the five Regent Court communities. Such financing may take the form of debt or equity, including a public or private debt or equity offering by either the Company or with respect solely to one or more new communities, or conventional bank financing, or the use of sale/leaseback financing from real estate investment trusts. The amount of such additional financing will be dependent upon the amount of security deposits required under, and other terms of, the sale/leaseback financing arrangements the Company expects to negotiate, the performance of the Company's newly developed communities and existing properties, and the extent to which the Company engages in development activities for projects in addition to the 24 communities currently under varying stages of development or construction. If the Company is unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company believes that its plan to develop these 24 new communities by the second quarter of 1998 would likely be delayed or curtailed.

Forward-Looking Statements

The information set forth in this report in the sections entitled "Overview" and "Liquidity and Capital Resources" regarding the Company's acquisition of sites for development, the Company's development, construction, financing, and opening of new assisted living communities, and the Company's plans to develop, construct, and operate new Regent Court communities constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. The development of additional assisted living communities will involve a number of risks including, without limitation, the risk that the Company will be unable to locate suitable sites, risks relating to the inability to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations, risks that financing may not be available on satisfactory terms, environmental risks, risks that construction costs may exceed original estimates, risks that construction and lease-up may not be completed on schedule, and risks relating to the competitive environment for development. The foregoing risks could cause the Company to significantly delay or curtail its planned growth and could cause one or more of the Company's new communities to not be profitable. Additional factors that could cause results to differ materially from those projected in the forward-looking statements include, without limitation, the ability of the Company to raise additional financing upon terms acceptable to the Company, increases in the costs associated with new construction, competition, and acceptance of the Company's prototype community in new geographic markets. The Company's growth strategy is subject to the risk that occupancy rates at newly-developed communities may not be achieved or sustained at expected levels, in which case the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will likely increase. Furthermore, the Company's growth will place increasing pressure on the Company's management controls and require the Company to locate, train, assimilate, and retain additional community managers and support staff. There is no assurance that the Company will be able to successfully manage this growth.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By:/s/ STEVEN L. GISH                                 Date:  November 13, 1997
   --------------------------------------------
   Steven L. Gish
   Chief Financial Officer