Form 10KSB
period 1997-12-31
REGENT ASSISTED LIVING INC
filed 1998-03-30
CIK 1000693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

State issuer's revenues for its most recent fiscal year:  $13,958,282

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 20, 1998: $9,146,150

State the number of shares of Common Stock outstanding at March 20, 1998:
4,633,000

                       Documents Incorporated by Reference
                       -----------------------------------

                                                      Part of Form 10-KSB into
Document                                              which incorporated
--------                                              ------------------------

Proxy Statement for 1998 Annual                             Part III
  Meeting of Shareholders

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


Item of Form 10-KSB                                                     Page
-------------------                                                     ----

PART  I

      Item 1 -    Description of Business                                 1

      Item 2 -    Description of Property                                13

      Item 3 -    Legal Proceedings                                      17

      Item 4 -    Submission of Matters to a Vote of Security Holders    17

      Item 4(a) - Executive Officers of the Registrant                   17

PART II

      Item 5 -    Market for Common Stock
                  and Related Stockholder Matters                        19

      Item 6 -    Management's Discussion and Analysis
                  or Plan of Operation                                   19

      Item 7 -    Financial Statements                                   27

      Item 8 -    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 27

PART III

      Item 9 -    Directors, Executive Officers and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act      27

      Item 10 -   Executive Compensation                                 27

      Item 11 -   Security Ownership of Certain Beneficial
                  Owners and Management                                  28

      Item 12 -   Certain Relationships and Related Transactions         28

      Item 13 -   Exhibits and Reports on Form 8-K                       28

SIGNATURES                                                               32

                                     PART I


Item 1.  Description of Business

Overview and Background

     The Company is an owner, operator, and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services, and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence. The Company's founder, Walter C. Bowen, helped pioneer the development of assisted living communities in the late 1980s, and the Company's senior management collectively has more than 50 years of experience in the acquisition, development, and management of assisted living communities.

     At the end of 1998 the Company believes that it will be a leading provider of assisted living services in the western United States. During 1997, the Company doubled its number of assisted living communities and nearly doubled the number of beds under ownership, operation, or management and expects those numbers to double again in 1998. On December 31, 1997, the Company owned or operated 901 beds in seven assisted living communities and also managed two more communities with 162 additional beds, for total operations of 1,063 beds.

     The Company believes that high-quality assisted living services can be more efficiently and profitably provided in its prototypical communities than in existing facilities that could be converted to use as an assisted living community. Thus, in 1997 the Company continued upon an aggressive expansion program begun in 1996 of acquiring sites in select markets in the western United States and beginning the development and construction of new communities. During 1997, the Company also began making selective acquisitions of existing communities that complement the Company's planned development of prototypical communities. In 1997, the Company opened three internally developed communities, began managing an additional community, and acquired a fifth community - adding a total of 491 additional beds to the Company's operations. During the first quarter of 1998 the Company opened four internally developed prototypical communities comprising 512 additional beds, entered into a long-term lease for another 60-bed community, and completed construction of an additional three internally developed prototypical communities comprising an additional 371 beds. Counting the later communities, as of March 30, 1998, the Company had a total of 2,006 beds within its operations. Furthermore, at that time the Company had entered into agreements to acquire at least three additional communities comprising a total of 183 beds and had five new communities under construction comprising 526 beds. If each of these communities is acquired or completed, the Company will then operate approximately 2,700 beds. Additionally, the Company has sixteen sites in various stages of development.

Assisted Living

     The assisted living industry has evolved over the past 15 years in response to pressure from the public to contain spiraling medical and other health care related costs, and the choice assisted living provides to allow senior citizens to age in place in a residential environment. Assisted living offers a combination of housing and personalized health and support services for senior citizens who cannot live completely independently but who do not require the 24-hour medical care provided by a skilled nursing facility, which skilled care typically also costs much more than that provided at an assisted living community. In addition to housing and meals, the services commonly provided in a congregate care facility, assisted living communities provide a range of personal care and support services designed to meet the individual needs of residents, including instrumental activities of daily living ("IADLs") such as laundry and transportation services. Generally, assisted living residents require higher levels of care than residents in congregate care but lower levels of care than patients in skilled nursing facilities. For instance, assisted living residents often require assistance with activities of daily living ("ADLs") such as bathing, dressing, incontinence care, and taking medications but generally are not bed-ridden and can often provide various degrees of self-care. Assisted living seeks to encourage residents to live as independently as possible, emphasizing quality care while treating residents with dignity and respect.

Business Strategy

     The principal elements of the Company's business strategy are described below.

     Personalized Quality Care. The Company's primary focus is on providing high quality personalized care for each resident. The Company seeks to provide a wide range of high-quality services and care tailored to the needs of its residents in an attractive, home-like environment. The Company has established quality assurance programs to insure that high-quality services are being provided to every resident in its communities. These programs include periodic surveys of the residents, their families, and community staff and the formation at each community of a resident council, consisting of residents and their families, to assist in evaluating the services provided to residents. The Company provides a toll-free number that families of residents can use to make recommendations or register complaints and frequently includes comment cards with resident billings. The Company also attempts to achieve high-quality care through the establishment of operational standards and performance goals. These standards and goals apply to each of the Company's communities and relate to such matters as health services, food service, housekeeping, maintenance, and administration.

     Special Needs. A significant component of the Company's business is providing services and activities required by residents afflicted with Alzheimer's disease and other age-related dementias. Each of the Company's larger assisted living communities is expected to have a special "Kingswood" unit located in a separate wing or area of the community that will have its own dining facilities, resident lounge areas, and specially-trained staff. The physical separation of the special needs unit from the rest of the community enables special needs residents to receive the unique care they require with a minimum of disruption to other residents. The Company has also developed a stand-alone special needs assisted living community it calls "Regent Court" that is designed to serve solely residents with special needs.

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

     High Quality and Private Payor Focus. The Company seeks private pay residents to the greatest extent possible. Private pay residents occupied approximately 96 percent of the Company's units during 1997. The Company believes that caring for private pay residents is more profitable because the Company is able to charge market rates for its extensive, high-quality services without regard to government-imposed cost containment pressures. The Company had revenue per occupied unit in 1997 of $33,988 whereas the industry average, as compiled for the American Seniors Housing Association, was $23,738 per occupied unit for the same period. The Company will continue to focus its development efforts primarily in larger, more affluent communities with median incomes sufficient to support the Company's full service approach to assisted living.

     Professional Management. The Company has developed and uses quality assurance programs and operating standards to maintain quality and control costs. This approach is coupled with a decentralized management structure under which local managers and care coordinators responsively address residents' individual needs. The relatively larger size of the Company's communities also permits the Company to recruit and retain more highly paid, experienced managers and professional staff.

     Education and Training. The Company believes that education, training, and development enhance the effectiveness of its employees which in turn generates enhanced employee and resident satisfaction and decreases employee and resident turnover. Managers, on-site marketing directors, and other administrative personnel receive periodic training both at the community and at the Company's corporate office. The Company, through ongoing in-service training, maintains a highly trained staff that is responsive to the changing needs of the Company's residents.

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

     Rapid Growth and Development. The Company intends to increase the number of communities it operates primarily through the development of new communities based upon the Company's three prototypes. See "Principal Product Lines." The Company will also undertake acquisitions when it locates suitable properties, however the Company believes that because there are few acceptable stand-alone assisted living communities such acquisitions will continue to be limited. Nonetheless, the Company may pursue opportunistic acquisitions of congregate care or other facilities that are suitable for conversion to its operating model. The Company may also in the future acquire or enter businesses ancillary to the operation of assisted living communities, such as a retail pharmacy or rehabilitation therapy business.

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

     The Company estimates that, of the current residents in its communities,
38.8 percent require assisted living level one care, 23.1 percent require assisted living level two care, 12.4 percent require assisted living level three care, 16.8 percent require special needs level one care and 7.1 percent require special needs level two care. Additionally, 1.8 percent of the Company's residents do not require assistance with activities of daily living and are therefore excluded from the above care level percentages. The Company charges a variety of rates depending upon the level of care required and whether the resident chooses to live alone or in a companion suite. The single occupancy rates range from $1,700 to $2,700 per month for assisted living level one care, $1,850 to $3,140 per month for assisted living level two care, and $2,000 to $3,580 per month for assisted living level three care. Special needs care ranges from $2,695 (double occupancy) to $4,520 (single occupancy) per month for special needs level one care, and $2,995 (double occupancy) to $4,840 per month (single occupancy) for special needs level two care. The Company leases units to residents on a month-to-month basis. Residents are also required to pay the Company a nominal, nonrefundable administrative fee prior to admission.

Principal Product Lines

     The Company currently provides its services in stand-alone assisted living communities. The existing communities offer many services and activities designed to meet the varying needs of the residents, including the unique services required by residents afflicted with Alzheimer's disease or other age-related dementias ("special needs"). This community concept is generally identified by the Company as a "Regent" community and is the genesis of the Company's prototypical community, three of which opened in 1997 and ten of which will open in 1998. The Company has recently developed alternative sizes for its Regent community to adapt its prototypical plan, based upon operational efficiencies and resident living and service considerations, to differing market demands. The Company has also developed a new type of community, called "Regent Court," at which it provides services solely to residents with special needs.

     (i)  Regent

          The "Regent" is the Company's primary stand-alone assisted living community prototype. This prototype design has been developed and refined through the Company's experience as an operator of its existing assisted living communities, which also contain a significant portion of the important attributes of the Regent prototype. Use of this prototype will continue to allow the Company to control development costs and maintain efficiency in development and operations.

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

          In addition to the larger prototype, the Company has developed a smaller version for markets in which there currently is less demand for assisted living services. The smaller "Regent" community will be approximately 40,000 to 55,000 square feet and be comprised of between 60 and 90 beds, generally with at least 24 beds comprising the special needs unit. The community is designed with the same operational efficiencies and resident living and service considerations as the larger model, including similar sized living units, but with generally smaller lounge, dining, and recreation areas to reflect the lower resident population.

          The Regent's interior layout is designed to promote efficient delivery of services and resident independence. Circulation is organized around a core area on the ground level which contains the kitchen and common dining area, administrative offices, a commercial laundry, a private dining room, lounge, day room and public restrooms. Elevators are conveniently located for easy access to all common areas and resident units. Each Regent community is expected to contain a special needs unit called "Kingswood" that is designed to house and address the needs of residents afflicted with Alzheimer's disease and other age-related dementias. The special needs units are located in a separate wing or area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The physical separation of the special needs unit from the rest of the community enables special needs residents to receive the unique care they require with a minimum of disruption to other residents.

     (ii) Regent Court

          The "Regent Court" is a specially designed facility solely for residents afflicted with Alzheimer's disease or other age-related dementias. The typical Regent Court resident will have cognitive difficulties, impaired motor functions, may be wander prone, and may have incontinence. Accordingly, as with the Kingswood special needs unit of the Regent community, these communities will be much smaller than the Regent, typically 21,000 to 25,000 square feet in a one-story configuration, and typically will service up to 48 residents within its 24 units. The Regent Court's 24 units are divided into four "neighborhoods" of equal size and both the overall layout and that of each neighborhood are designed to promote the efficient delivery of services. Generally, two neighborhoods will be reserved for those residents with a high level of function and two for those with low levels of functioning. The community is designed in this manner with the primary goal of providing high-quality care to special needs residents who require unique care while providing for maximum efficiencies of operation. Because the residents generally are easily agitated and confused, organizing care within separate neighborhoods permits the

     Company to assign staff to a specific neighborhood in caregiver clusters. This permits the Company to minimize each resident's exposure to multiple persons and allows staff to more thoroughly learn about and provide for a resident's special needs.

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

Development of Additional Communities

     The Company plans to continue its rate of rapid growth primarily through construction of new Regent and Regent Court prototype communities in selected markets in the western United States. From January 1, 1997, through December 31, 1998, the Company plans to have developed, constructed, and opened thirteen large Regent communities and one Regent Court community. Also during 1998, the Company plans to enter into long-term leases for an additional three communities in desired, but generally less populated markets to complement the two additional communities acquired during 1997 and the first quarter of 1998. Upon completion of these transactions, the Company will have a total of approximately 2,600 beds under operation by December 31, 1998. Furthermore, the Company plans to complete construction on a minimum of six large Regent communities, three mid-size Regent communities, and five Regent Courts in 1999, adding approximately 1250 additional beds to Regent's operations during 1999.

     If the Company fulfills its current plan to have opened thirteen internally developed Regent communities and one internally developed Regent Court community by December 31, 1998, it will have surpassed the Company's initial development goal, expressed at the time of its initial public offering, to develop twelve Regent communities in that time. In 1997 the Company increased its development goal. However, during the fourth quarter of 1997 the Company redesigned its Regent Court prototype to reflect and take advantage of several recent developments in Alzheimer's care programs. The redesign resulted in the delayed start of four Regent Courts to the second quarter of 1998 and thus the Company will not complete five Regent Court communities by the end of 1998. Furthermore, the Company experienced unforeseen delays by governmental agencies in issuing building permits that resulted in the significant delay of the beginning of construction of at least three Regent communities during 1997. The Company will therefore not meet its increased goal of opening fifteen new Regent communities by the end of 1998 and will instead open 13. Nonetheless, the Company will have more than offset any gross bed loss in its increased goal due to the five acquisitions the Company will have completed by year-end.

     The Company is currently under construction on three large Regent communities (368 beds) that will open by the end of the third quarter of 1998 and one Regent Court (48 beds) that will open during the fourth quarter of 1998. Additionally, the Company has commenced construction of a large Regent community that will open during the first quarter of 1999. The

Company has either purchased or obtained the right to purchase real property on which it could, assuming all necessary governmental approvals are obtained, construct an additional sixteen communities and the Company is engaged in at least preliminary development activities on each of these sites.

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

     The Company expects that the development time for a prototype community will range from approximately six months to one year and may be longer in some cases. The Company expects that the average construction time will be approximately eleven to thirteen months for a Regent community and seven to nine months for a Regent Court community. Furthermore, the Company estimates that each of the Company's new communities will be approximately 25 percent pre-leased and that it will take approximately 15 months from occupancy for each Regent community to achieve an occupancy level of 95 percent or higher, at which point, in the Company's experience, occupancy remains relatively stable. The Company expects that it will take approximately five to six months for a Regent Court community to achieve an occupancy level of 93 percent or higher. The cost to construct a Regent community varies from site to site and is expected to average approximately $75,000 per residential unit. The estimated cost to construct a Regent Court is approximately $80,000 per bed, but this amount will also vary from site to site.

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

     The Company's Markets. In evaluating a prospective development project, the Company will consider primarily the size of the population, income and age demographics, strength of the market demand, and the ability to maximize the efficiency of its management resources in a specific market or "cluster." The Company intends to locate its Regent communities in metropolitan areas of 50,000 or more people with a high percentage of affluent elderly persons and to select sites so that it can strategically place multiple communities within a several hundred mile radius, creating a cluster of communities. With the development of the smaller Regent community, the Company can locate a larger number of communities within a region and thereby obtain greater operating efficiencies. Furthermore, due to the smaller size of the Company's Regent Court, they are capable of being developed in markets of different sizes depending upon the demand for Alzheimer's care. Other factors that will be considered in the site selection process include the level of competition, the local labor market, the state and local tax structure, and the state and local legislative and regulatory environment.

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

Government Regulation

     The Company's assisted living communities are subject to regulation and licensing by local and state health and social service agencies and other regulatory authorities. Although regulatory requirements differ from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; community design and specifications; resident characteristics; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In order to qualify as a state licensed facility eligible to receive Medicaid funding, the Company's communities must comply with additional regulations in these areas. The Company's communities are also subject to various zoning restrictions, local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored in varying degrees by state agencies. Licenses have been obtained for the Company's current communities in California, Idaho, New Mexico, Oregon and Texas, and the Company expects that it will be able to obtain licenses in other states as required. One of the Company's communities, Sunshine Villa, is subject to restrictions that require the Company to make 15 percent of the units at the community available to low income residents.

     Assisted living facilities are subject to less regulation than other licensed health care providers, but more regulation than standard congregate care or independent living facilities. However, the Company anticipates that states and the federal government will likely impose additional regulations and licensing requirements. Currently, certain states require licenses to provide the assisted living services offered by the Company. Certain states also require

Certificates of Need for assisted living facilities, but this is not a requirement in states where the Company currently conducts business. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition. The Company believes that its current communities are in substantial compliance with all applicable regulatory requirements. To the Company's knowledge, no material regulatory actions are currently pending or have been threatened with respect to any of its current communities.

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

Employees

     As of December 31, 1997, the Company employed approximately 389 full-time and 153 part-time employees, and the corporate offices employed 37 individuals full-time. None of these employees is represented by any labor union. Management believes that its employee relations are good.

Trademarks

     The Company has obtained trademark protection of its "Regent," "Regent Court," and "Kingswood" tradenames.

Forward Looking Statements

     The information set forth in this report regarding the Company's acquisition of sites for development, the Company's development, construction and opening of new assisted living communities, the operation and performance of the Company's new assisted living communities, the Company's plans to develop, construct and operate new Regent Court communities, and the ability of the Company's newly developed communities to compete for residents constitute "forwardlooking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to the safe harbor created by that section. From time to time, information provided by the Company, or statements made by its employees, may contain other forward-looking statements. The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements contained in this report and presented elsewhere by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report.

     There is no assurance that the Company will be able to achieve its plan to develop, construct, and open the stated number of Regent and Regent Court communities by the end of any specified period, or that any newly opened community will be profitable. The Company's development, construction and opening of new assisted living communities are subject to the risk that the Company will be unable to obtain, or will experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations. The Company's opening of new assisted living communities on schedule is also subject to the risk that the Company or its contractor will experience delays in the construction of one or more communities.

     The achievement by the Company of its planned growth is subject to a number of financing risks. The Company expects to incur significant debt and lease obligations in connection with financing its growth plan. The Company currently does not have commitments for all of the financing necessary to finance its growth plan. If the Company were unable to obtain additional required financing, or if such financing were not available on acceptable terms, the Company believes that its plan to open the stated number of Regent and Regent Court communities by the end of 1999 would likely be delayed or curtailed. Furthermore, if the Company is unable to generate sufficient cash flow from operations to satisfy required debt and lease payments, the Company will be required to obtain additional financing to satisfy those obligations.

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

Item 2.  Description of Property

     Current Communities. The table below sets forth certain information regarding the Company's Communities as at December 31, 1997.

                                              Regent
                                            Operations
Community                  Location          Commenced        Units(1)    Beds(2)     Interest
----------------------------------------------------------------------------------------------
Oregon
     Regency Park          Portland            1987             122        142        Lease
     Park Place            Portland            1986             112        112        Manage

Washington
     Sterling Park         Redmond             1990             162        192        Lease

California
     Sunshine Villa        Santa Cruz          1990             106        126        Lease
     Sun Oak               Citrus Heights      1997              40         50        Manage
     Willow Creek          Folsom              1997             104        119        Own

Idaho
     Willow Park           Boise               1997             117        134        Lease
     West Wind             Boise               1997              48         52        Lease

Texas
     Hamilton House        San Antonio         1997             116        136        Lease
                                                                ---      -----
     Totals:                                                    927      1,061
                                                                ===      =====

Communities completed during the first quarter of 1998:

Community                  Location          Units(1)     Beds(2)       Interest
--------------------------------------------------------------------------------
Oregon
     Sheldon Park          Eugene               108        124          Lease

California
     Laurel Springs        Bakersfield          113        130          Own
     Summerfield House     Vacaville            109        126          Own
     Orchard Park          Clovis               112        128          Lease
     The Palms             Roseville             93        108          Lease
     Sunnyside Court       Fremont               40         60          Lease(3)

Arizona
     Canyon Crest          Tucson               117        137          Lease

New Mexico
     Sandia Springs        Rio Rancho           109        130          Lease
                                                ---        ---
     Totals:                                    801        943
                                                ===        ===


Anticipated 1998 openings:

                                             Scheduled
Community                  Location           Opening         Units(1)    Beds(2)     Interest
------------------------------------------------------------------------------------------------------
Wyoming
     Aspen Wind            Cheyenne          2nd Quarter         77         77        Lease(4)
     Meadow Wind           Casper            2nd Quarter         53         53        Lease(4)
     Spring Wind           Laramie           2nd Quarter         53         53        Lease(4)

Washington
     Northshore House      Kenmore           2nd Quarter         85         98        Joint Venture(5)

Nevada
     Mira Loma             Henderson         2nd Quarter        115        133        Own

Texas
     Parmer Woods          Austin            3rd Quarter        117        137        Own

Arizona
     Regent Court          Scottsdale        4th Quarter         48         48        Lease
                                                                ---        ---
     Totals:                                                    548        599
                                                                ===        ===

Construction commenced for 1999 opening:

                                             Scheduled
Community                  Location           Opening         Units(1)    Beds(2)     Interest
----------------------------------------------------------------------------------------------
Arizona
     Desert Flower         Scottsdale        1st Quarter         102        112       Own

(1) A "unit" is a single- or double-occupancy studio or one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3)  Acquired through a lease financing effective March 18, 1998.

(4) The Company has entered into a Purchase Agreement to acquire this community upon completion of construction. The Company anticipates assigning its interest in the Agreement to a real estate investment trust ("REIT") and leasing the completed community from the REIT.

(5) The Company owns a 50 percent interest in a joint venture with an independent third party and will manage the community for the joint venture.


     Each community for which the Company's interest is noted as "leased," except for Regency Park and Sterling Park, is leased from a real estate investment trust (a "REIT") pursuant to a long term lease providing for an initial term of approximately 14 to 15 years from the inception date. Each lease provides for extensions that may permit the lease to continue for a total period of between 25 and 35 years from the inception date.

     The Company leases Regency Park and Sterling Park from entities controlled by Mr. Bowen. Each lease expires in 2005, has annual base rent payments in addition to percentage rent payments equal to ten percent of the Company's annual gross revenues from operations in excess of the gross revenues for each property in calendar year 1995, and contains three 10-year renewal options and a right of first refusal if the lessor proposes to sell the property. Under the leases, the Company is responsible for, among other costs, maintenance, property taxes, capital expenditures and direct operating costs related to the communities. The base yearly lease payments are $1,271,000 and $1,486,250 for Regency Park and Sterling Park, respectively. The payment terms of the Leases were based on the fair market values of the underlying properties, as determined by independent appraisals, upon the inception of the leases. The aggregate annual base rent payments under each Lease, when expressed as a percentage of the appraised value of that property, reflects a lease rate of approximately
10.25 percent, which the Company believes was typical for leases in the health care industry upon the inception of each lease. In obtaining the consent of the Regency Park ownership entity's lender to the Company's lease on that community, the Company agreed that not less than 25 percent of its outstanding stock will be owned by Mr. Bowen and that Mr. Bowen will continue to control the management of the Company.

     The Company manages Park Place, a community owned by a limited partnership in which Mr. Bowen is a general partner and beneficially owns a 1.85 percent interest. The Company receives a management fee equal to five percent of the gross revenues of Park Place. In 1997, the fee paid to the Company for managing Park Place was $151,793.

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

     In addition to the land for each of the communities under construction, as of March 30, 1998, the Company had acquired two additional sites for the development of Regent communities in San Clemente, California and Summerlin, Nevada and four sties for the development of Regent Court communities in Modesto, California; Corvallis and Portland, Oregon; and Kent, Washington. In addition, as of March 30, 1998, the Company had entered into a joint venture to develop and operate an assisted living community in Rancho Mirage, California and had obtained options to acquire an additional ten sites for the development of Regent communities. The Company has completed significant development activity on the acquired sites and has commenced preliminary development activities on each of the sites under option. Preliminary development activities include due diligence activities (including the evaluation of environmental and geotechnical matters), the preparation of architectural and engineering plans, and the negotiation of definitive arrangements regarding the acquisition of the site and the financing of the development.

     The Company is actively engaged in discussions regarding the acquisition of sites for additional development. The Company is targeting areas in twelve western states with favorable demographics and regulatory structures that it believes will allow it to enhance its growth. The Company believes that each site acquired or under consideration would accommodate one of the Company's prototype assisted living communities and fit well with the Company's growth strategy. There is no assurance that the Company will elect to acquire any of the sites it has under option or that the Company will be able to develop successfully any of the sites its has acquired or will in the future acquire.

     Office Facilities. The Company currently leases approximately 10,500 square feet of office space in one location in Portland, Oregon.

Item 3.  Legal Proceedings

     As of March 30, 1997, there were no material pending legal actions to which the Company is a party or to which any of its property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


Item 4(a).  Executive Officers of the Registrant

     As of March 30, 1998, the executive officers of the Company were as set forth below.

      Name                 Age      Position
      ----                 ---      --------

      Walter C. Bowen      55       Chairman of the Board, Chief Executive
                                    Officer, and President

      James W. Ekberg      45       Executive Vice President of Acquisitions
                                    and Development

      Eric W. Jacobsen     37       Chief Operating Officer

      Steven L. Gish       39       Chief Financial Officer, Treasurer,
                                    and Director

      David R. Gibson      36       Vice President for Corporate Affairs,
                                    General Counsel, and Secretary

     Walter C. Bowen. Mr. Bowen is the founder of the Company and became the Chief Executive Officer, President and a director of the Company upon its formation. Mr. Bowen has been involved in the development, ownership, and management of assisted living facilities since 1986, and has devoted a majority of his time to the ownership and operation of those facilities over the past five years. Mr. Bowen has also been the Chief Executive Officer of several related companies including Bowen Property Management Company, Bowen Financial Services Corp., a company formed to obtain financing for real estate development projects, and Bowen Development Company, a real estate construction company (collectively, the "Bowen Companies"), since their formation. Mr. Bowen attended the University of Oregon and is a graduate of Portland State University. Mr. Bowen serves on the Board of Directors of the Assisted Living Facilities Association of America and on the advisory board for the National Investment Conference for the Senior Living and Long Term Care Industries.

     Eric W. Jacobsen. Mr. Jacobsen became Chief Operating Officer of the Company in August 1995 and has served as the chief operating officer of the assisted living business of the

Bowen Companies since September 1994. Mr. Jacobsen joined the Bowen Companies in February 1994 as Vice President of Development and Acquisitions. In his current capacity Mr. Jacobsen oversees the management of the Company's communities and is responsible for strategic planning for new communities. From July 1988 to February 1994, Mr. Jacobsen served as Director of Development and Acquisitions of Holiday Retirement Corp., the largest owner and operator of senior living facilities in the United States. Mr. Jacobsen holds a degree in business administration from the University of Oregon.

     James W. Ekberg. Mr. Ekberg became Executive Vice President of Acquisitions and Development of the Company in August 1995 and is responsible for the development and construction of new facilities and for strategic acquisitions. Mr. Ekberg joined the Bowen Companies in 1985 as Controller and has served as Executive Vice President since 1991, in which capacity he was responsible for the development of numerous projects for the Bowen Real Estate Group and oversaw the operations of Bowen Development Company. Mr. Ekberg holds a bachelor's degree in accounting from the Honors College of Michigan State University.

     Steven L. Gish. Mr. Gish became Chief Financial Officer and Treasurer of the Company in August 1995. Mr. Gish joined the Bowen Companies in 1991 as Controller. Prior to that time, Mr. Gish served as Treasurer and Controller of McCormick and Baxter Creosoting Company, an industrial wood preservative company. Mr. Gish received a Bachelor of Science degree in accounting from the University of Oregon in 1980.

     David R. Gibson. Mr. Gibson became Vice President for Corporate Affairs, General Counsel, and Assistant Secretary of the Company in March 1996 and became Secretary in May 1997. Mr. Gibson's primary responsibility with the Company is to oversee its legal affairs. Prior to joining the Company, Mr. Gibson practiced law for over eight years, the last seven with the law firm of Bogle & Gates where he was a Senior Attorney in the firm's business department, assisting clients in real estate, commercial finance, and business transactions. Mr. Gibson received his law degree, cum laude, from Northwestern School of Law of Lewis and Clark College in 1987 and his Bachelor of Science degree in accounting from the University of Oregon in 1984.

PART II

Item 5.  Market for Common Stock and Related Stockholder Matters

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "RGNT." The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market System for the periods indicated.

          Quarter Ended                          High             Low
          -------------                          ----            -----
          March 31, 1996                         8               4 3/4
          June 30, 1996                          8 1/4           5 3/8
          September 30, 1996                     7 1/2           4 1/2
          December 31, 1996                      6 1/2           3 1/8
          March 31, 1997                         5 3/4           3 5/8
          June 30, 1997                          5 3/4           4
          September 30, 1997                     7               4 7/8
          December 31, 1997                      7 1/2           4 7/8

     According to the Company's Transfer Agent, the Company had 29 holders of record of the Common Stock as of March 20, 1998.

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

     Since its initial public offering on December 26, 1995, at which the Company raised approximately $12.2 million, the Company has embarked upon a strategy of aggressive growth primarily through internal development of prototypical assisted living communities. This report covers the second full year of the Company's operations following its initial public offering and describes in detail the Company's rapid growth which began in 1997 and which is expected to continue through 1998 and beyond.

     The Company raised an additional $10 million through the sale of preferred stock in December 1996 and announced on March 26, 1998, that it had agreed to the principal business terms of a private placement of $10.5 million of convertible subordinated debentures. The proceeds of these two transactions have, and will continue to, permit the Company to grow rapidly. From January 1, 1997, through March 30, 1998, the Company completed ten new prototypical communities comprising 1,272 beds, acquired through long-term leases two additional communities comprising 112 beds, added a management contract for a 50-bed community, commenced construction on an additional five prototypical communities comprising 528 beds, and entered into contracts to acquire three additional communities comprising 183 beds. Upon the completion of each of these transactions the Company will have approximately 2,700 beds under operation, compared to the 570 beds the Company operated at the time of its initial public offering and 1,063 beds as of December 31, 1997. Additionally, the Company is engaged in development activities related to sixteen additional Regent communities and five Regent Court communities.

     Recognizing the importance of internal controls, systems and procedures, during 1997 the Company increased and refined its human resources functions, employee training, marketing efforts, strategic planning, financial reporting, and information systems. The Company's efforts in this regard will be of great benefit as the Company continues to add a significant number of beds to its operations in 1998 and beyond. Another essential element to such growth will be the continued development of the Company's relationships with its commercial banking and real estate investment trust financing partners. The Company recently announced a commitment by LTC Properties, Inc. to provide approximately $54.6 million of sale/leaseback financing to be used to refinance communities completed during 1998 and for the acquisition of three additional communities.

Development and Acquisition of Additional Communities

     The Company's current growth plan anticipates completion of an additional three new Regent communities, one new Regent Court community, and the acquisition of three other communities by December 31, 1998. An additional sixteen Regent communities and five Regent Court communities are currently under development. As the Company continues to conduct its preliminary development activities on these sites it will determine whether to proceed with construction of a new community. Currently, most of these projects are scheduled for completion during 1999. The future profitability of the Company is largely dependent upon the continued expansion of its operations. During this expansion period, the expenses associated with development, construction, and leasing of these communities are expected to be significant.

     The Company expects that its typical 110-unit newly developed Regent community will generate losses during the pre-opening period, during which the Company hires senior community management and conducts extensive marketing actives, and during the first eight to ten months of operations, at which time management expects that such communities will, on average, have achieved approximately 65-70 percent occupancy and have reached break-even cash flow. Stabilized occupancy of 95 percent or higher is expected by the fifteenth month of operation, on average. Management expects occupancies will remain fairly stable after 95 percent occupancy is achieved.

     Similarly, newly developed Regent Court communities are expected to generate losses during the pre-opening period and during the first four to five months of operations. Management anticipates that newly developed Regent Court communities will achieve break-even cash flow within five to six months after commencing operations, at which time the communities are expected to have achieved approximately 60-70 percent occupancy. Stabilized occupancy of 93 percent or higher is expected by the ninth month of operation. Based upon its experience operating the Kingswood units at its existing communities, management expects occupancies will remain fairly stable in its Regent Court communities after 93 percent occupancy is achieved.

     Although the Company expects that it will be able to increase income from its communities as a result of management's continuing efforts to maximize occupancy, align resident rates with services provided and control expenses, the pre-opening and initial operating expenses associated with the large number of communities the Company expects to open in 1998 will result in a net operating loss for the year. Furthermore, if the Company expands its growth plan through the development of additional new communities or if a significant number of newly developed communities fail to reach break-even cash flow within the expected time period, the Company may continue to incur operating losses beyond 1998.

Results of Operations

     The following discussion and analysis should be read in conjunction with the Financial Statements under Item 7. The Company's revenues are derived primarily from resident fees for basic housing, personalized health care services, and other support services. Operating expenses are comprised generally of resident operating expenses, which include community payroll expenses, food, property taxes, utilities, insurance and other direct residence operating expenses; general and administrative expenses, which consist of payroll expenses and overhead for executive, development, operations, and accounting personnel at the Company's main office in addition to support functions such as legal, accounting, and other administrative expenses; lease expense; and depreciation and amortization expense.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's consolidated financial statements:

                                                              1997                1996
                                                            ------              ------
Revenues:
  Rental and service                                          98.5%               98.7%
  Management fee                                               1.5                 1.3
                                                            ------              ------
    Total revenues                                           100.0               100.0
                                                            ------              ------

Operating expenses:
  Residence operating expenses                                76.6                61.1
  General and administrative expenses                         25.6                13.8
  Lease expense                                               24.9                20.8
  Depreciation and amortization                                2.5                 1.9
                                                            ------              ------

    Total operating expenses                                 129.6                97.6
                                                            ------              ------

    Operating income (loss)                                  (29.6)                2.4

Interest income                                                2.7                 2.7
Interest expense                                              (1.0)               (4.2)
Other income, net                                              0.2                 0.1
                                                            ------              ------

    Income (loss) before income taxes
      and extra-ordinary loss                                (27.7)                1.0

Provision for income taxes                                    (0.1)               (0.4)
                                                            ------              ------

    Income (loss) before extra-
      ordinary loss                                          (27.8)                0.6

Extraordinary loss, net of income tax
     benefit                                                    --                (0.4)
                                                            ------              ------

    Net income (loss)                                        (27.8)%               0.2%
                                                            ------              ------


Comparison of Years Ended December 31, 1997 and 1996

     Revenues. Revenues for 1997 totaled $13,958,282 compared to $13,260,249 in 1996. The Company operated three communities and managed a fourth community in 1996, whereas in 1997 the Company added its fourth stabilized community through an acquisition in July, began operating three newly developed communities, one each in May, October and November, and began managing a new community in May. The increase in revenue of $698,033, or 5.3 percent, includes $457,193 from newly opened communities and a decrease in revenue of $232,882 at the three communities that the Company operated throughout 1996 and 1997. Revenue from operation of the stabilized community acquired in July was $438,585 for the six months ended December 31, 1997. Overall average occupancy at the Company's stabilized communities declined to 92.4% for the year ended December 31, 1997, from 95.4% for the same period in 1996. The decline in stabilized revenues from, and occupancy rate at, the Company's stabilized communities relates primarily to the continued under-budget performance at Sterling Park, the Company's largest community, which is due in large part to continuing market pressures.

     Residence Operating Expenses. Residence operating expenses were $10,689,905 for 1997, and $8,108,045 for 1996, an increase of $2,581,860 or 31.8 percent.
The current year includes $2,276,381 of start-up and pre-opening costs related to eleven of the Company's newly developed communities. Residence operating expenses, excluding the effect of the newly developed communities, totaled 63.3 percent and 61.9 percent of rental and service revenues for 1997 and 1996, respectively.

     General and Administrative Expenses. General and administrative expenses were $3,568,382 for 1997, compared to $1,834,960 for 1996. The increase of $1,733,422 is due primarily to increased payroll and ancillary costs resulting from staffing increases related to the implementation of the Company's plan for growth.

     Lease Expense. Lease expense for the Company's leased communities totaled $3,479,176 for 1997 compared to $2,757,250 for 1996. The increase of $721,926 includes $595,415 related to two newly developed communities and $128,711 related to the community acquired in July.

     Depreciation and Amortization. Depreciation and amortization expense was $356,852 for 1997, compared to $245,656 for 1996. The increase of $111,196 relates primarily to the purchase of resident vans for the Company's newly developed communities and the purchase of furniture and equipment for the Company's headquarters in connection with implementation of the Company's growth plan.

     Interest Income. Interest income increased in 1997 to $381,326 from $361,565 for 1996. Interest income is earned from the Company's investment of cash and cash equivalents in high-quality, short-term securities placed with institutions with high credit ratings.

     Interest Expense. Interest expense decreased for the year ended December 31, 1997, to $136,636, from $561,466 for 1996. The Company capitalized $1,789,548 of interest charges incurred during 1997, compared to $13,054 in 1996. The capitalized interest offsets substantially higher interest costs incurred by the Company in the current fiscal year arising from increased borrowing for construction purposes.

     Extraordinary Loss. The extraordinary loss in 1996 of $53,097, net of an income tax benefit of $33,900, resulted from the write-off of previously capitalized loan fees. The write-off occurred in connection with the sale/leaseback of Sunshine Villa, which has been accounted for as a financing transaction.

     Net Income (Loss). Net operating results decreased to a loss of $3,877,654 during the year ended December 31, 1997, from net income of $23,598 for the same period in 1996. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), a decrease in residence operating profit (rental and service revenue less residence operating expenses) of $1,918,964, offset by a decrease in interest expense of $424,830.

Liquidity and Capital Resources

     At December 31, 1997, the Company had a working capital deficit of $4,303,527 compared to approximately $10,326,089 of working capital at December 31, 1996, a decrease of $14,628,616. The decrease in working capital is due primarily to implementation of the Company's growth plan.

     Net cash used in operating activities totaled approximately $2,637,000 for 1997, which resulted primarily from a net loss of approximately $3,878,000, net of $694,000 related to depreciation and a non-cash compensation change, and less the net positive change in other operating assets and liabilities of $547,000.

     Net cash used in investing activities totaled approximately $50,189,000 for 1997, consists of approximately $53,100,000 for land acquisition, development and construction costs, net of approximately $2,900,000 related to the maturity of investments. The land acquisition, development, and construction costs are related to the development of assisted living communities. At December 31, 1997, the aggregate purchase price for six parcels of land for which the Company had purchase options was approximately $4,413,000. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

     Net cash provided by financing activities totaled approximately $46,040,000 during 1997, consisting primarily of net proceeds from issuances of long-term debt and short term borrowing for construction activities.

     On December 16, 1996, the Company completed the sale of $10 million of its Preferred Stock to Prudential Private Equity Investors III, L.P. ("PPEI"). The Preferred Stock is convertible into 1,818,181 shares of Common Stock. In connection with the sale of the Preferred Stock, the Company issued to PPEI a Stock Purchase Warrant to purchase 200,000 shares of the Company's Common Stock at $5.50 per share. The Company is required to pay a quarterly cumulative dividend on the Preferred Stock at the rate of six percent per annum.

     As of December 31, 1997, the Company had completed the following construction loans:

Amount              Community                         Lender
-----------         -----------------------           --------------------------
$ 6,850,000         Folsom, California                US National Bank of Oregon
$ 6,480,000         Kenmore, Washington               US National Bank of Oregon
$ 7,600,000         Vacaville, California             US National Bank of Oregon
$ 7,200,000         Bakersfield, California           Guaranty Federal Bank, FSB
$ 7,700,000         Austin, Texas                     Guaranty Federal Bank, FSB
$ 7,375,500         Rio Rancho, New Mexico            Guaranty Federal Bank, FSB
$ 6,255,000         Eugene, Oregon                    Wells Fargo
$ 6,450,000         Roseville, California             Key Bank
$ 7,115,000         Tucson, Arizona                   Bank United of Texas, FSB
$ 7,000,000         Henderson, Nevada                 Bank United of Texas, FSB

In addition to the foregoing loans, the Company has also obtained a commitment from a bank to provide up to $15,000,000 of financing with which to develop up to five Regent Court communities.

     The Company's current growth plan anticipates the development, construction, and opening of ten new Regent communities and one new Regent Court community by the end of 1998, the acquisition of three additional communities by the end of 1998, and an additional nine Regent and five Regent Court communities by the end of 1999. The Company has obtained all financing necessary to complete its development plan for 1998 and has obtained a $12.8 million commitment from a real estate investment trust to provide all financing necessary to acquire the three identified communities during 1998. The total cost to develop and construct the fourteen communities planned for 1999, including the estimated initial operating deficits, will likely be between $80-90 million. A substantial portion of these costs will be incurred during 1998. The Company anticipates that it will be able to obtain the financing, upon acceptable terms, necessary to complete the thirteen communities planned for 1999 although it has not obtained any commitments in that regard at this time. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital to complete construction and to fund the initial operating deficits of the thirteen communities planned for 1999.

     The Company may enter into additional arrangements with one or more unrelated parties regarding the joint development and ownership of one or more of the Company's communities currently under construction or development in order to further leverage the Company's growth. Furthermore, the Company may utilize various forms of financing that would permit a community to be sold to or initially developed by a third party who would incur the initial operating deficits and permit the Company to manage the community for a customary fee. The Company, under such financing methods, would likely have the option to either purchase the community or enter into a long-term lease at such time as the Company deems appropriate. The Company has not obtained any commitments for this form of financing.

     If the Company were unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company expects that its plan to develop an additional nine Regent communities and five Regent Court communities by the end of 1999 would likely be delayed or curtailed. Furthermore, if the Company expands its growth plan, development activities do not result in the construction of a community on the site, the Company experiences a decline in the operations of its current communities or the Company does not achieve and sustain anticipated occupancy levels at its new communities, then the Company may require additional financing to complete its growth plan.

     The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the development of assisted living communities and expand its business.

Subsequent Events

     During the first quarter of 1998 the Company refinanced two assisted living communities through sale/leaseback transactions with two REITs for an aggregate sales price of $18.1 million, repaying approximately $11.7 million of its mortgage indebtedness, recognizing approximately $2.6 million in deferred gain, and generating approximately $5.8 million of net proceeds.

     On March 30, 1998, the Company completed a private placement pursuant to which parties agreed to purchase up to $10.5 million of convertible subordinated debentures due 2008. The debentures bear interest at 7.5 percent per annum and are convertible into the Company's Common Stock at an effective price of $7.50 per share. The Company intends to utilize the proceeds to finance the Company's continued rapid expansion of internally developed communities, to repay short-term borrowings, and for general working capital purposes.

Inflation

     Management believes that the Company's operations have not been materially adversely affected by inflation. The Company expects salary and wage increases for its skilled staff will continue to be higher than average salary and wage increases, as is common in the health care industry. To date, the Company has been able to offset the effects of inflation on salaries and other operating expenses by increases in rental and service rates. The Company expects to be able to continue to do so in the future, subject to applicable statutory, regulatory, and zoning restrictions.

Recent Accounting Pronouncements

     New accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements.

Item 7.  Financial Statements

     The financial statements required by this item are included on pages F-1 to F-23 of this Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On December 29, 1997, the Company dismissed its previous certifying accountant, Coopers & Lybrand L.L.P., and retained its new certifying accountant, KPMG Peat Marwick LLP. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors. The reports of Coopers & Lybrand L.L.P. on the Company's financial statements for 1995 and 1996, being the two fiscal years preceding the year addressed in this report, contain no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles. Furthermore, during fiscal years 1995 and 1996, and during the subsequent interim periods to December 29, 1997, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused it to make reference thereto in connection with its report on the financial statements for such years.


PART III

Item 9. Directors, Executive Officers, and Control Persons; Compliance with
        Section 16(a) of the Exchange Act

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report. Information required by Item 405 of Regulation S-B is included under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.


Item 10.  Executive Compensation

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K

     (a)(1) Financial Statements

     The financial statements are listed in the Index to Financial Statements on page F1 of this Report.

     (a)(2) Exhibits

     Exhibit
     Number

     (1) 3.1 Restated Articles of Incorporation, as amended effective December 13, 1996.

     (2) 3.2      Restated Bylaws, as amended effective December 12, 1996.

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

     (1)10.9 Restrictive Covenant Agreement between the Company and James W. Ekberg.

     (1)10.10 Restrictive Covenant Agreement between the Company and Eric W. Jacobsen.

     (1)10.11 Restrictive Covenant Agreement between the Company and Steven L. Gish.

     (1)10.12 Restrictive Covenant Agreement between the Company and Gregory Roderick.

     (5)10.13     1995 Stock Incentive Plan, as amended effective December 4,
                  1997.

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

     (4)16        Letter from Coopers & Lybrand L.L.P.

     (5)21        List of Subsidiaries.

     (5)23.1      Consent of Coopers & Lybrand L.L.P.

     (5)23.2      Consent of KPMG Peat Marwick LLP.

     (5)27.1      Financial Data Schedule

     (5)27.2      Restated Financial Data Schedule

--------------

(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, effective December 20, 1995 (Registration No. 33-96912).

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to the Exhibit to the Company's Form 8-K dated December 29, 1997.

(5)  Filed herewith.


     All other schedules and exhibits are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (a)(3) Form 8-K

     The Company filed a Form 8-K, dated December 29, 1997, with respect to a change in its accountants as described therein.

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1997 and 1996


                   (With Independent Auditors' Report Thereon)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                                      Index

                                                                       Page(s)

Independent Auditors' Report - KPMG Peat Marwick LLP                   F - 1

Report of Independent Accountants of Coopers & Lybrand L.L.P.          F - 2

Financial Statements:
     Consolidated Balance Sheets                                       F - 3
     Consolidated Statements of Operations                             F - 4
     Consolidated Statements of Changes in Shareholders' Equity        F - 5
     Consolidated Statements of Cash Flows                             F - 6

Notes to Consolidated Financial Statements                             F - 7

                          Independent Auditors' Report




The Board of Directors and Shareholders
Regent Assisted Living, Inc.:


We have audited the accompanying consolidated balance sheet of Regent Assisted Living, Inc. and subsidiaries (the Company) as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Assisted Living, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP



Portland, Oregon
February 13, 1998, except as to
     note 11 which is as of March 27, 1998

                        Report of Independent Accountants




The Board of Directors and Shareholders
Regent Assisted Living, Inc.:


We have audited the accompanying consolidated balance sheet of Regent Assisted Living, Inc. and subsidiary (the Company) as of December 31, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Assisted Living, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                            COOPERS & LYBRAND L.L.P.



Portland, Oregon
March 21, 1997

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                           December 31
                                                                                --------------------------------
                                   Assets                                                1997               1996
                                   ------                                       -------------     --------------
Current assets:
     Cash and cash equivalents                                                  $   1,865,576     $    8,650,817
     Investments                                                                            -          2,939,448
     Accounts receivable                                                              128,110            148,976
     Prepaid expenses                                                                 249,708            126,148
     Construction advances receivable                                                 123,670          1,125,315
                                                                                -------------     --------------

                  Total current assets                                              2,367,064         12,990,704

Restricted cash                                                                     2,361,993          1,646,485
Property and equipment, net                                                        69,820,324         17,383,668
Investment in joint venture                                                           401,460            263,579
Deferred income tax asset                                                                   -            304,300
Other assets                                                                          752,932            588,948
                                                                                -------------     --------------

                  Total assets                                                  $  75,703,773     $   33,177,684
                                                                                =============     ==============

                      Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                                          $     218,881     $      150,950
     Short-term borrowings                                                          4,500,000                  -
     Construction accounts payable                                                    583,043            667,312
     Accounts payable and other accrued expenses                                      685,136          1,453,668
     Accrued payroll                                                                  502,568            335,155
     Accrued interest                                                                 179,963             57,530
                                                                                -------------     --------------

                  Total current liabilities                                         6,669,591          2,664,615

Long-term debt                                                                     51,450,545          9,981,235
Deferred development fees, net                                                        898,802                  -
Other liabilities                                                                     517,578            474,423
                                                                                -------------     --------------

                  Total liabilities                                                59,536,516         13,120,273
                                                                                -------------     --------------

Minority interest                                                                     250,000                  -
                                                                                -------------     --------------

Commitments

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized;
        1,666,667 shares issued and outstanding in 1997 and 1996                    9,349,841          9,349,841
     Common stock, no par value, 25,000,000 shares authorized;
        4,633,000 shares issued and outstanding in 1997 and 1996                   10,808,703         10,808,703
     Accumulated deficit                                                           (4,241,287)          (101,133)
                                                                                -------------     --------------

                  Total shareholders' equity                                       15,917,257         20,057,411
                                                                                -------------     --------------

                  Total liabilities and shareholders' equity                    $  75,703,773      $  33,177,684
                                                                                =============     ==============



See accompanying notes to consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                                              Years ended
                                                                                              December 31
                                                                                --------------------------------
                                                                                         1997               1996
                                                                                -------------      -------------
Revenues:
     Rental and service                                                         $  13,751,027      $  13,088,131
     Management fees                                                                  207,255            172,118
                                                                                -------------      -------------

                  Total revenues                                                   13,958,282         13,260,249
                                                                                -------------      -------------

Operating expenses:
     Residence operating expenses                                                  10,689,905          8,108,045
     General and administrative                                                     3,568,382          1,834,960
     Lease expense                                                                  3,479,176          2,757,250
     Depreciation and amortization                                                    356,852            245,656
                                                                                -------------      -------------

                  Total operating expenses                                         18,094,315         12,945,911
                                                                                -------------      -------------

                  Operating income (loss)                                          (4,136,033)           314,338

Interest income                                                                       381,326            361,565
Interest expense                                                                     (136,636)          (561,466)
Other income, net                                                                      26,566             20,658
                                                                                -------------      -------------

                  Income (loss) before income
                     taxes and extraordinary loss                                  (3,864,777)           135,095

Provision for income taxes                                                             12,877             58,400
                                                                                -------------      -------------

                  Income (loss) before extraordinary loss                          (3,877,654)            76,695

Extraordinary loss, net of income tax benefit                                               -             53,097
                                                                                -------------      -------------

                  Net income (loss)                                             $  (3,877,654)     $      23,598
                                                                                =============      =============

Diluted earnings (loss) per common share:
     Before extraordinary loss                                                          (0.97)     $        0.01
     Extraordinary loss                                                                     -              (0.01)
                                                                                -------------      -------------

                  Net income (loss)                                             $       (0.97)     $           -
                                                                                =============      =============

Weighted average common shares outstanding - basic                                  4,633,000          4,633,000
                                                                                =============      =============

Weighted average common shares outstanding - diluted                                4,633,000          4,666,800
                                                                                =============      =============


See accompanying notes to consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                           Preferred stock
                            ---------------------------------------------
                                 Series A                   Series B                Common stock                          Total
                            -------------------        ------------------       -------------------      Accumulated  shareholders'
                            Shares       Amount        Shares      Amount       Shares       Amount        deficit       equity
                            ------       ------        ------      ------       ------       ------        -------       ------

Balance, December 31,
     1995                        -   $         -            -   $        -   4,633,000   $10,758,703   $   (98,501)   $10,660,202

Issuance of preferred
     stock, net of
     issuance costs of
     $600,159             1,283,785    7,201,910      382,882    2,147,931           -             -             -      9,349,841
Proceeds from issuance
     of common stock
     warrant                     -             -            -            -           -        50,000             -         50,000
Preferred stock
     dividends                   -             -            -            -           -             -       (26,230)       (26,230)
Net income                       -             -            -            -           -             -        23,598         23,598
                          ---------    ----------    ---------   ---------   ---------    ----------    ----------     ----------

Balance, December 31,
     1996                 1,283,785    7,201,910      382,882    2,147,931   4,633,000    10,808,703      (101,133)    20,057,411

Preferred stock
     dividends                  -              -            -            -           -             -      (600,000)      (600,000)
Non-cash compensation
     charge                      -             -            -            -           -             -       337,500        337,500
Net loss                         -             -            -            -           -             -    (3,877,654)     3,877,654)
                          ---------    ----------    --------    ---------   ---------    ----------    ----------     ----------

Balance, December 31,
     1997                 1,283,785   $7,201,910      382,882   $2,147,931   4,633,000   $10,808,703   $(4,241,287)   $15,917,257
                          =========    =========     ========    =========   =========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                                           Years ended
                                                                                                           December 31
                                                                                            ----------------------------------
                                                                                                    1997                  1996
                                                                                            ------------          ------------
Cash flows from operating activities:
     Net income (loss)                                                                     $  (3,877,654)         $     23,598
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
           Depreciation and amortization                                                         356,852               245,656
           Non-cash compensation charge                                                          337,500                     -
           Amortization of deferred development fees                                             (21,198)                    -
           Extraordinary loss                                                                          -                86,997
           Deferred income taxes                                                                 304,300              (304,300)
           Changes in other assets and liabilities:
               Accounts receivable                                                                20,866               (33,240)
               Prepaid expenses                                                                  (61,560)              (48,220)
               Restricted cash                                                                         -                76,364
               Other assets                                                                      (67,141)             (149,187)
               Accounts payable and other accrued epenses                                         38,418               529,890
               Accrued payroll                                                                   167,413               252,290
               Accrued interest                                                                  122,433                23,591
               Other liabilities                                                                  43,155                57,418
                                                                                           -------------          ------------

                  Net cash provided by (used in) operating activities                         (2,636,616)              760,857
                                                                                           -------------          ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                     (52,898,548)           (9,685,259)
     Increase (decrease) in construction accounts payable                                        (84,269)              885,486
     Maturity (purchase) of investments, net                                                   2,939,448              (986,906)
     Investment in joint venture                                                                (137,881)             (263,579)
     Deposits to replacement reserve account, net                                                 (7,909)              (43,200)
                                                                                           -------------          ------------

                  Net cash used in investing activities                                      (50,189,159)          (10,093,458)
                                                                                           -------------          ------------

Cash flows from financing activities:
     Short-term borrowings                                                                     4,500,000                     -
     Proceeds from issuance of long-term debt                                                 41,700,424             9,487,752
     Payments on long-term debt                                                                 (163,183)           (5,682,956)
     Construction advances                                                                     1,001,645            (1,125,315)
     Payments and deposits for financing arrangements, net                                      (234,364)              (92,735)
     Restricted cash for financing arrangements, net                                            (707,599)           (1,603,285)
     Deferred development fee from financing arrangements                                        920,000                     -
     Contributions by minority partner                                                           250,000                     -
     Proceeds from issuance of preferred stock                                                         -             9,349,841
     Proceeds from issuance of common stock warrant                                                    -                50,000
     Preferred stock issuance costs                                                             (600,159)               14,164
     Preferred stock dividends                                                                  (626,230)                    -
                                                                                           -------------          ------------

                  Net cash provided by financing activities                                   46,040,534            10,397,466
                                                                                           -------------          ------------

                  Net increase (decrease) in cash and cash equivalents                        (6,785,241)            1,064,865

Cash and cash equivalents, beginning of period                                                 8,650,817             7,585,952
                                                                                           -------------          ------------

Cash and cash equivalents, end of period                                                   $   1,865,576          $  8,650,817
                                                                                           =============          ============


See accompanying notes to consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)  Operations and Summary of Significant Accounting Policies

     Regent Assisted Living, Inc. (the Company) is an owner, operator and developer of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

  (a)  The Company

       The results of operations for the year ended December 31, 1996 reflect the operations of three assisted living communities (458 beds) and property management services provided to one community (112 beds). The results of operations for the year ended December 31, 1997, additionally reflect the start-up operations of three new internally developed assisted living communities (389 beds), one acquired community (48 beds) and one additional management account (48 beds).

       As of December 31, 1997, an additional 11 assisted living communities (1,299 beds) are under construction. Also, the Company has acquired five sites and has purchase options to acquire six additional parcels, all for future development.

  (b)  Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c)  Cash and Cash Equivalents

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

                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


  (d)  Investments

       The Company classifies its investments as available-for-sale securities. Realized gains and losses on sales of securities are reflected in operations; unrealized gains and losses are reflected in the statement of changes in shareholders' equity. The Company had no unrealized gains or losses on its investments as of December 31, 1997 and 1996.

  (e)  Property and Equipment

       Property and equipment are stated at cost with depreciation being provided over the assets' estimated useful lives using straight-line and accelerated methods as follows:

           Buildings                                            40 years
           Land improvements                                    10 years
           Furniture and equipment                           5 - 7 years

       Interest incurred during construction periods is capitalized as part of the building costs. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of property and equipment subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in operations.

       The Company has adopted Statement of Financial Accounting Standards No 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this Statement did not affect the Company's results of operations.

  (f)  Restricted Cash

       The Company is required to provide letters of credit to lenders in connection with certain financing arrangements. Financial institutions providing the letters of credit have required cash collateral for the letters of credit, totaling $2,310,884 and $1,603,285 as of December 31, 1997 and 1996, respectively. Restricted cash also includes a replacement reserve required to be maintained for one of the communities.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


  (g)  Investment in Joint Venture

       The Company has a 50% investment in Regent Northshore House, L.L.C., a joint venture organized to develop an assisted living community in Kenmore, Washington. As of December 31, 1997, the community was under construction and has not commenced operations. The Company accounts for its investment under the equity method.

  (h)  Pre-opening Costs

       The Company expenses pre-opening and start-up costs as incurred.

  (i)  Development Fees

       The Company defers development fees and amortizes them over the term of the related lease.

  (j)  Revenue Recognition

       Revenue from owned or leased assisted living communities is recorded when services are rendered and consist of resident fees for basic housing, personalized health care and other support services. Management fees related to property management services for other assisted living communities, substantially all of which are owned by affiliated entities, are recorded when the services are rendered.

  (k)  Income Taxes

       Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period that includes the enactment date.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


  (l)  Computation of Per Share Amounts

       Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, Earnings Per share (SFAS 128). Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128.

       The difference between the weighted average common shares outstanding for basic and diluted earnings per share in 1996 relates to stock options.

  (m)  Stock-Based Compensation Plan

       The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effect on earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

  (n)  Use of Estimates

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

  (o)  Financial Instruments

       The carrying amounts of cash and cash equivalents, investments, accounts receivable, construction advances receivable and restricted cash approximate fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying amount of debt approximates fair value inasmuch as the interest rates approximate the current rates available to the Company.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


  (p)  New Accounting Pronouncements

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income (loss) to be materially different from currently reported net loss.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement establishes standards for the way that public business enterprises report information about operating segments interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to adopt SFAS 131 for its fiscal year beginning January 1, 1998 and does not expect the adoption of SFAS 131 to have a significant impact on their financial statements.

  (q)  Reclassifications

       Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation.

(2)  Property and Equipment

     Property and equipment are stated at cost and consist of the following:

                                                                                    1997            1996
                                                                            ------------     -----------

         Land                                                               $  1,730,810     $ 1,100,000
         Buildings and improvements                                           12,713,346       6,520,556
         Furniture and equipment                                               1,512,868         530,540
         Construction in progress                                             54,429,419       9,456,006
                                                                             ------------    -----------

                                                                              70,386,443      17,607,102

         Less accumulated depreciation and amortization                          566,119         223,434
                                                                             -----------     -----------

                   Property and equipment, net                               $69,820,324     $17,383,668
                                                                             ===========     ===========


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     Land, buildings and certain furniture and equipment serve as collateral for long-term debt. Construction in progress includes land, development and building costs incurred in connection with the construction of the Company's new communities and the cost of land held for development. Property and equipment includes the asset value attributable to a capital lease in the amount of $7,724,177 at December 31, 1997 and 1996. Accumulated amortization related to this lease was $390,700 and $200,403 at December 31, 1997 and 1996, respectively.

(3) Other Assets

     Other assets consist of the following:

                                                       1997           1996
                                                       ----           ----

         Resident security and trust deposits       $ 517,578    $ 473,437
         Deferred financing costs, net                195,381       89,961
         Other                                         39,973       25,550
                                                     --------     --------

                   Total other assets               $ 752,932    $ 588,948
                                                     ========     ========

     Pursuant to rental agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. A liability for these deposits is recorded in other liabilities in the consolidated financial statements.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4) Long-Term Debt

                                                                                1997             1996
                                                                        ------------    -------------

         Capital lease obligation, due in monthly
             installments of $69,100, including interest at
             8.40%, due in November 2012 (see note 7)                   $  8,072,754    $   8,217,044
         Notes payable to a bank, due in monthly installments
             of $6,056, including interest at various rates
             between 8.75% and 8.88%, all maturing at
             various dates in 2002                                           279,774                -
         Note payable to a corporation, quarterly payments
             of interest only at 9.00%, due in December 2000                 500,000          500,000
         Construction loans, totaling $63,545,500, for
             communities under construction, interest varies
             between 8.38% and 9.50%, maturities vary from
             August 1999 through September 2003                           42,250,452        1,362,721
         Other                                                               566,446           52,420
                                                                        ------------    -------------

                                                                          51,669,426       10,132,185

         Less amounts due within one year                                    218,881          150,950
                                                                        ------------    -------------

         Amounts due after one year                                     $ 51,450,545    $   9,981,235
                                                                        ============    =============

     Principal payments on long-term debt for the years ending December 31 are as follows:

         1998                                      $     218,881
         1999                                          4,967,038
         2000                                         14,955,143
         2001                                          4,548,534
         2002                                          6,370,391
         Thereafter                                   20,609,439
                                                     -----------

                                                   $  51,669,426
                                                     ===========

     The Company incurred total interest costs of approximately $1,926,200 and $574,500 in 1997 and 1996, respectively, of which approximately $1,789,500 and $13,100 has been capitalized as part of construction in progress. Interest costs paid by the Company in 1997 and 1996 totaled approximately $1,803,800 and $550,900, respectively.

     The Company, along with its joint venture partner, has guaranteed a construction loan in the amount of $6.5 million.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(5) Shareholders' Equity

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

       On December 16, 1996, the Company issued 1,283,785 shares of Series A preferred stock and 382,882 shares of Series B preferred stock (collectively, the "Preferred Stock") for a total of $9,950,000. In connection with this transaction, a warrant was issued to the holders of the preferred stock for $50,000, allowing the warrant holder to purchase 200,000 shares of common stock at an exercise price of $5.50 per share.

       The preferred stock is convertible into 1.091 shares of common stock. The Series A preferred shares are convertible at any time at the option of the holder. The Series B preferred shares are convertible upon the occurrence of certain "Conversion Events" as defined in the Company's amended articles of incorporation.

       Dividends on the preferred stock accrue at an annual rate of 6% of the liquidation value of $5.50 per share.

       In connection with the sale of the preferred stock, the Company also entered into a stockholders' agreement with the preferred shareholder and the founding shareholder regarding the voting and disposition of shares held by the preferred shareholder and the founding shareholder, and an agreement providing the preferred shareholder with rights to require the Company to register shares of common stock upon conversion of the preferred stock.

(6) Stock Options

   (a) 1995 Stock Incentive Plan

       The Company adopted a stock incentive plan (the 1995 Stock Incentive
       Plan), which provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. A total of 600,000 shares of common stock may be issued under the 1995 Stock Incentive Plan. As of December 31, 1997 options to purchase 393,000 shares had been granted pursuant to the Plan.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The 1995 Stock Incentive Plan is administered by the Board of Directors, which has the authority, subject to the terms of the Plan, to determine the persons to whom options or rights may be granted, the exercise price and number of shares subject to each option or right, the character of grant, the time or times at which all or a portion of each option or right may be exercised and certain other provisions of each option or right.

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

       During the year ended December 31, 1997, the Company recognized compensation expense in the amount of $337,500 for options granted below fair value on the grant date.

   (b) Options Granted by Shareholder

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


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





       A summary of option activity is as follows:

                                                                       Weighted-
                                                     Number              average
                                                       of               exercise
                                                     shares                price
                                                     ------                -----
           Balance, December 31, 1995                354,000             $  6.83

           Options granted                           184,500                4.85
                                                     -------

           Balance, December 31, 1996                538,500                6.15

           Options granted                           239,500                3.55
           Options canceled                         (215,000)               6.97
                                                     -------

           Balance, December 31, 1997                563,000                4.73
                                                     =======

       The following table summarizes information about stock options outstanding as of December 31, 1997:


                                                                                          Options exercisable
                                                         Weighted-                     ------------------------
                                                          average        Weighted-                    Weighted-
               Range of                                  remaining        average                      average
               exercise                   Number        contractual      exercise        Number       exercise
                 price                  outstanding        life            price       exercisable      price
                 -----                  -----------        ----            -----       -----------      -----

           $6.00 - $8.00                    170,000       7.7 years     $     6.12       170,000    $     6.12
           $3.00 - $7.50                    393,000       8.4 years           4.13       112,100          5.22
                                           --------                                     --------

                                            563,000                                      282,100
                                           ========                                     ========

     The total value of options granted during 1997 and 1996 was computed as approximately $1,250,000 and $916,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair market value of the option grants during 1997 and 1996 was $5.22 and $4.96, respectively.
                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table presents the Company's net income (loss) and earnings per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123.

                                                                   1997                1996
                                                                   ----                ----

           Income (loss) before
               extraordinary loss       As Reported        $ (3,877,654)        $    76,695
                                        Pro Forma            (4,235,654)           (104,041)

           Net income (loss)            As Reported          (3,877,654)             23,598
                                        Pro Forma            (4,235,654)           (157,138)

           Diluted earnings (loss)
               per common share
               before extraordinary
               loss                     As Reported               (0.97)               0.01
                                        Pro Forma                 (1.04)              (0.03)

           Diluted earnings (loss)
               per common share         As Reported               (0.97)                  -
                                        Pro Forma                 (1.04)              (0.03)

       For purposes of the above pro forma information, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                     1997                1996
                                                     ----                ----

           Risk-free interest rate                   6.25%               6.75%
           Expected life                         6.5 years           9.1 years
           Expected volatility                       43.1%               36.6%
           Expected dividend yield                      0%                  0%


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(7) Commitments

   (a) Operating Leases

       The Company leases seven communities under non-cancelable lease agreements expiring in the years 2005 through 2012. The leases are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective facility. The Company is responsible for all costs including repairs, property taxes and other direct operating costs.

       The Company leases its corporate offices under a noncancelable operating lease expiring February 2003. The corporate offices were shared with certain other related entities in 1997, and a portion of the total lease expense was paid by those entities (see note 9(a)).

       Future minimum lease payments required under these leases for the years ending December 31 are as follows:

           1998                                        $   5,405,000
           1999                                            5,475,000
           2000                                            5,469,000
           2001                                            5,470,000
           2002                                            5,456,000
           Thereafter                                     30,415,000
                                                       -------------

                                                       $  57,690,000
                                                       =============

       Lease and rent expense for the Company totaled approximately $3,648,700 and $2,845,300 in 1997 and 1996, respectively.

   (b) Capital Lease

       During 1996, the Company entered into a sale leaseback transaction accounting for this transaction as a financing. The total consideration for the sale was $8,300,000, which was recorded as a capital lease obligation by the Company (see note 4). As a result of the transaction, the Company realized net cash proceeds of approximately $2,660,000 (after related costs of approximately $99,000) and retired long-term debt totaling $5,541,000. In connection with the retirement of the existing debt, the Company wrote off the unamortized balance of the loan costs related to that debt resulting in an extraordinary charge of $86,997, before income tax benefit of $33,900. The Company recognized a gain on this transaction of approximately $733,000 for income tax purposes.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The Company will continue to operate this community pursuant to a lease agreement that expires in 2012. This lease is subject to additional rent payments based on a percentage of the increase in annual revenue of the community. The Company is also responsible for all costs including property taxes, maintenance and other direct operating costs.

   (c) Other Lease Financing

       The Company entered into arrangements pursuant to which a real estate investment trust (REIT) specializing in health care properties agreed to provide lease financing for the development of three of the Company's communities. Two of the communities commenced operations in 1997 and one community was under construction at December 31, 1997. The Company advanced approximately $124,000 and $1,125,000 of reimburseable construction costs at December 31, 1997 and 1996, respectively. These leases are included in note 7(a). Upon commencement of operations at the communities, lease payments begin and are accounted for as operating leases.

   (d) Construction Financing

       The Company has entered into construction loans in the aggregate of $63.5 million for the construction of nine of its communities. The Company has also obtained from a bank a commitment to provide up to $15 million to finance five stand-alone Alzheimers' projects. The Company, along with its joint venture partner, has guaranteed a construction loan of $6.5 million. All of these loans are generally for a term of 3 years, are collateralized by the related property, and are guaranteed by a shareholder.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(8) Income Taxes

     The components of the provision for income taxes before extraordinary loss for the year ended December 31, 1997 and 1996 are as follows:

                                               1997                1996
                                        -----------         -----------

         Current:
             Federal                    $  (271,194)        $   300,774
             State                          (20,229)             61,926
                                        -----------         -----------

                                           (291,423)            362,700

         Deferred:
             Federal                        257,370            (256,200)
             State                           46,930             (48,100)
                                        -----------         -----------

                                            304,300            (304,300)
                                        -----------         -----------

                                        $    12,877         $    58,400
                                        ===========         ===========

     Income tax expense for the year ended December 31, 1997 and 1996 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income before extraordinary loss as follows:

                                                                                      1997          1996
                                                                              ------------    ----------
         Computed "expected" tax expense (benefit)                            $ (1,314,024)   $   45,932
         Increase (decrease) in income taxes resulting from:
             State taxes, net of federal benefit                                  (151,973)        9,125
             Increase in valuation allowance                                     1,513,097             -
             Other, net                                                            (34,223)        3,343
                                                                              ------------    ----------

         Actual income tax expense                                            $     12,877    $   58,400
                                                                              ============    ==========


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 1997 and 1996 are as follows:


                                                                                      1997            1996
                                                                             -------------    ------------
         Sale leaseback transaction (note 2)                                 $     311,785    $    285,800
         Accrued expenses                                                           77,900               -
         Federal and state operating loss carryforwards                            644,945               -
         Deferred development fees                                                 341,185               -
         Other                                                                     137,282          18,500
                                                                             -------------    ------------

                      Total gross deferred tax assets                            1,513,097         304,300

         Less valuation allowance                                               (1,513,097)              -
                                                                             -------------    ------------

                      Net deferred tax assets                                $           -    $    304,300
                                                                             =============    ============

     At December 31, 1997, the Company has net operating loss carryforwards for

     Federal and state income tax purposes of approximately $1,573,000 and $2,371,000, respectively, which are available to offset future Federal and state taxable income, if any, through 2012.

     The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $1,513,097 and $-0-, respectively.

(9)  Related Party Transactions

     Certain executive officers of the Company fulfill similar executive functions for other companies, which are owned or controlled by the majority shareholder, and spend significant amounts of time on the business of such companies.

   (a) Administrative Services Agreement

       The Company has entered into agreements with companies owned by the majority shareholder, whereby the Company will provide each of these entities executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services and other management services as required. Under the terms of the agreement, the Company is reimbursed at its cost on a monthly basis for all services provided. Such reimbursements totaled approximately $408,000 in 1997 and $398,000 in 1996.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




   (b) Construction Contracts

       Throughout 1997 and 1996, construction of the Company's new communities has been performed pursuant to construction contracts with a company owned by the majority shareholder. The terms of these contracts provide for, among other things, contractor's profit and overhead of up to 5% of the construction costs. Such fees totaled approximately $1,058,000 in 1997 and $181,000 in 1996.

   (c) Lease Arrangements

       The Company leases two assisted living communities from entities controlled by the majority shareholder. The leases, expiring in 2005, are for 10 year terms at annual base rentals of $2,757,250 and are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective community. Lease payments totaled $2,776,248 and $2,757,250 in 1997 and 1996, respectively. The Company is responsible for all costs including repairs to the facilities, property taxes and other direct operating costs of the communities. The underlying mortgage lender for one of the leased communities requires that not less than 25 percent of the outstanding stock of the Company be owned by the current majority shareholder and that the current majority shareholder continue to control the management of the Company.

   (d) Management Fees

       The Company manages one assisted living community from an entity controlled by the majority shareholder. The Company receives a management fee equal to 5 percent of the gross revenues of the community which amounted to approximately $151,800 and $147,800 in 1997 and 1996, respectively.

(10) Retirement Plan

     Employees of the Company participate in a salary deferral plan under the provisions of Section 401(k) of the Internal Revenue Code whereby they may defer a portion of their gross wages. The employer may make additional contributions to the Plan. Employer contributions made by the Company totaled approximately $92,300 and $53,000 in 1997 and 1996, respectively.


                                                                     (Continued)

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(11) Subsequent Events

     During the first quarter of 1998, the Company entered into sale leaseback agreements with real estate investment trusts (REITs) related to two assisted living communities. These communities were sold for an aggregate of $18.1 million, resulting in a net gain approximating $2.6 million, which was deferred and will be amortized over the respective lease term.

     The Company will continue to operate these communities pursuant to lease agreements, expiring at various dates from 2011 to 2013. The terms of these agreements provide for annual base rental payments of $1,615,370. These leases are subject to typical rent escalations. The Company is responsible for all costs including property taxes, maintenance and other direct operating costs.

     On March 27, 1998, the Board of Directors approved a private placement of $10.5 million of the Company's convertible subordinated debentures due 2008. The debentures will bear interest at 7.5 percent per annum and are convertible into the Company's common stock at a price of $7.50 per share. The closing of this transaction is subject to the satisfaction of customary conditions.

     Upon closing of the private placement of the Company's convertible subordinated debentures, the Company will have secured a commitment to receive approximately $54.6 million of sale leaseback financing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, State of Oregon, on the 30th day of March, 1998.

                                       REGENT ASSISTED LIVING, INC.


                                       By: WALTER C. BOWEN
                                           -------------------------------------
                                           Walter C. Bowen
                                           President, Chief Executive Officer
                                           and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the following persons in the capacities indicated have signed this report below on the 30th day of March, 1998.

           Signature                                   Title
           ---------                                   -----

WALTER C. BOWEN                        President, Chief Executive Officer,
----------------------------------     Chairman of the Board and Director
Walter C. Bowen                        (Principal Executive Officer)


STEVEN L. GISH                         Chief Financial Officer, Treasurer,
----------------------------------     Assistant Secretary and Director
Steven L. Gish                         (Principal Financial and Accounting
                                       Officer)


PETER J. BRIX                          Director
----------------------------------
Peter J. Brix


STEPHEN A. GREGG                       Director
----------------------------------
Stephen A. Gregg


DANA J. O'BRIEN                        Director
----------------------------------
Dana J. O'Brien


MARVIN S. HAUSMAN, M.D.                Director
----------------------------------
Marvin S. Hausman, M.D.


GARY R. MAFFEI                         Director
----------------------------------
Gary R. Maffei


MARTHA L. ROBINSON
----------------------------------     Director
Martha L. Robinson

                                 EXHIBIT INDEX

Exhibit   Description
Number    Page Number
------    -----------

(1)3.1    Restated Articles of Incorporation, as amended effective
          December 13, 1996.

(2)3.2    Restated Bylaws, as amended effective December 12, 1996.

(1)4.1    See Article II of Exhibit 3.1 and Articles I and VI of
          Exhibit 3.2.

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

(5)10.13  1995 Stock Incentive Plan, as amended effective December 4,
          1997.

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

(4)16     Letter from Coopers & Lybrand L.L.P.

(5)21     List of Subsidiaries.

(5)23.1   Consent of Coopers & Lybrand L.L.P.

(5)23.2   Consent of KPMG Peat Marwick LLP.

(5)27.1   Financial Data Schedule

(5)27.2   Restated Financial Data Schedule

-----------

(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, effective December 20, 1995 (Registration No. 33-96912).

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to the Exhibit to the Company's Form 8-K dated December 29, 1997.

(5)  Filed herewith.