Form 10KSB/A
period 1997-12-31
REGENT ASSISTED LIVING INC
filed 1998-05-05
CIK 1000693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

      Commission file No. 0-27108

                          REGENT ASSISTED LIVING, INC.
           (Name of small business issuer as specified in its charter)

    Oregon                                                   93-1171049
    (State or other jurisdiction of                          (I.R.S. Employer
    Incorporation or organization)                           Identification No.)

    121 SW Morrison Street, Suite 1000
    Portland, Oregon                                         97204
    (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (503) 227-4000

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $13,958,282

Aggregate market value of Common Stock held by non-affiliates of the Registrant at March 20, 1998: $9,146,150

Number of shares of Common Stock outstanding at March 20, 1998: 4,633,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------
Item of Form 10-KSB/A                                                       Page

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                  3

Item 10.    Executive Compensation                                             8

Item 11.    Security Ownership of Certain Beneficial Owners and Management    11

Item 12.    Certain Relationships and Related Transactions                    13

SIGNATURES                                                                    16

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

     The Board of Directors is comprised of eight directors pursuant to the Company's Bylaws. The directors are divided into three classes: Class I which is comprised of two directors; Class II which is comprised of three directors; and Class III which is comprised of three directors. Three directors are to be elected at the upcoming Annual Meeting of Shareholders to fill all of the directorships in Class II. Thereafter, the term of office of Class II will expire at the 2001 annual meeting of shareholders. The term of office of Class I will expire at the 2000 annual meeting of shareholders and the term of office of Class III will expire at the 1999 annual meeting of shareholders.


     The following table sets forth certain information about each of the Company's Directors.

     Name                          Age      Class and Term        Director Since
     ---------------------------   ---      -----------------     --------------
     Peter J. Brix (3)             61       (Class II, 1998)      December 1995
     Stephen A. Gregg (1)(4)       53       (Class II, 1998)      December 1996
     Martha L. Robinson(1)(3)(4)   42       (Class II, 1998)      December 1996
     Dana J. O'Brien (1)(2)(4)     42       (Class I,  2000)      December 1996
     Steven L. Gish (3)            39       (Class I,  2000)      August 1995
     Walter C. Bowen(1)(2)         55       (Class III, 1999)     March 1995
     Marvin S. Hausman, MD         56       (Class III, 1999)     March 1996
     Gary R. Maffei (2)(4)         53       (Class III, 1999)     December 1995

     (1)  Member of Executive Committee
     (2)  Member of Compensation Committee
     (3)  Member of Audit Committee
     (4)  Member of Conflicts Committee


Class I:

     Steven L. Gish has served as Chief Financial Officer, Treasurer, Secretary, and Assistant Secretary in addition to serving as a Director of the Company, since August 1995. In 1991 Mr. Gish became the Controller of the group of companies and businesses (the

     "Bowen Companies"), including the predecessor of the Company, owned or controlled by Walter C. Bowen, the founder, President, and majority shareholder of the Company. Prior to that time, Mr. Gish served as Treasurer and Controller of McCormick and Baxter Creosoting Company, an industrial wood preserving company.

     Dana J. O'Brien is a Senior Managing Director of Cornerstone Equity Investors, L.L.C., a New York based investment firm formed in December 1996 to provide investment management services to several investment funds. Cornerstone is the investment advisor to Prudential Private Equity Investors III, L.P., the holder of all of the Company's issued and outstanding Series A and Series B Preferred Stock. During the five year period preceding December 1996, Mr. O'Brien served as Executive Vice President of Prudential Equity Investors, Inc., an investment management firm. Mr. O'Brien currently serves on the Board of Directors of several private companies, including Specialty Hospitals of America, Inc. and Guardian Care, Inc. Mr. O'Brien became a director of the Company in December 1996.

Class II:

     Peter J. Brix has served as a director of the Company since December 1995. Mr. Brix is President of Hayden Investment Corporation, a refined fuel distributor, and has served in that role since 1963. Mr. Brix is a director of Centennial Bancorp, an Oregon bank.

     Stephen A. Gregg is a former hospital administrator and began serving as a director of the Company on December 16, 1996. Mr. Gregg was the founder and chief executive officer of The Ethix Corporation, a managed care company serving approximately 5,000,000 members nationwide, prior to its sale in 1994. Mr. Gregg is currently a principal of The Alternare Group, a company focusing on the organization and delivery of alternative medicine services.

     Martha L. Robinson is a Managing Director of Cornerstone Equity Investors, L.L.C. Prior to Cornerstone's formation in December, 1996, Ms. Robinson served as Vice President of Prudential Equity Investors, Inc. Ms. Robinson formerly served on the Board of Directors of Coventry Corporation, Total Pharmaceutical Care, and Earth Technology Corporation and currently serves on the Board of Directors of several private companies, including Specialty Hospitals of America, Inc. and Guardian Care, Inc. Ms. Robinson became a director of the Company in December 1996 as a result of the purchase by Prudential Private Equity Investors III, L.P. ("PPEI") of $10 million of the Company's Preferred Stock. Coincident with that transaction, PPEI, the Company, and Mr. Bowen entered into a Stockholders Agreement that provides, among other things, that PPEI is entitled to nominate two persons for election to the Board of Directors and Mr. Bowen, if he reasonably approves of such candidates, shall support their candidacy. Accordingly, Ms. Robinson was elected in December 1996 to serve the remainder of a one-year term left vacant by a resignation from the Board of Directors.

Class III:

     Walter C. Bowen has served as Chairman of the Board, Chief Executive Officer and President and a director of the Company since its formation in March 1995. Mr. Bowen has been involved in the development, ownership, and management of assisted living facilities since 1986, and has devoted a majority of his time to the ownership and operation of those facilities over the past five years. Mr. Bowen has also been the Chief Executive Officer of the Bowen companies since their formation.

     Marvin S. Hausman, M.D. has served as a director of the Company since March 1996. Since 1992, Dr. Hausman has served as a consultant to the pharmaceutical industry and since 1995 he has been President of Northwest Medical Research Partners, Inc., a company engaged in evaluating biopharmaceutical technologies and medical devices. Prior to 1992, Dr. Hausman was a practicing urologist and was on the clinical faculty of the U.C.L.A. Medical Center and an attending physician at the Cedars-Sinai Medical Center in Los Angeles, California. Dr. Hausman was a co-founder and is currently a director of Medco Research, Inc., a pharmaceutical research and development company.

     Gary R. Maffei has served as a director of the Company since December 1995. Mr. Maffei is currently a Vice President of the Merlo Corporation, a private investment company, and the Harry Merlo Foundation, Inc., a charitable organization. From 1973 until joining these companies in 1996, Mr. Maffei was the Director of Human Resources for Louisiana Pacific Corporation, a forest products company.

Information on Committees of the Board of Directors and Meetings

     During 1997, there were six meetings of the Board of Directors, and all Board members attended at least 75 percent of the meetings of the Board of Directors and each committee of which he or she was a member. The Board of Directors also took action by unanimous written consent, in accordance with the Company's Bylaws, on one occasion in 1997.

     The Company's Board of Directors has established an Executive Committee, Audit Committee, Compensation Committee, and Conflicts Committee. The Company has no Nominating Committee and the full Board of Directors selects nominees for election as directors.

     The Executive Committee acts on all matters requiring consideration by the Board in the interim period between regular and special Board meetings. The Executive Committee currently consists of Ms. Robinson and Messrs. Bowen, Gregg, and O'Brien. The Executive Committee took action by written consent on three occasions in 1997.

     The Compensation Committee establishes salaries, incentives and other forms of compensation for directors, officers and other key employees of the Company, administers the 1995 Stock Incentive Plan, and recommends policies relating to benefit plans. The Compensation Committee currently consists of Mr. Bowen and two independent directors, Messrs. O'Brien and Maffei. In 1997, the Compensation Committee met twice and took action once by written consent.

     The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit, reviews management's evaluation of the Company's system of internal controls, and reviews non-audit professional services provided by the independent accountants and the range of audit and non-audit fees. The Audit Committee will also review at least annually reimbursement of costs by the Company and the other Bowen Companies pursuant to the Administrative Services Agreement. See "Item 12 -- Certain Relationships and Related Party Transactions." The Audit Committee currently consists of Mr. Gish and two independent directors, Ms. Robinson and Mr. Brix. The Audit Committee met once in 1997.

     The Conflicts Committee, consisting of four independent directors, is responsible for considering for approval on behalf of the Board of Directors all transactions between the Company and any officer or director of the Company or any entity in which such officer or director has an equitable or beneficial interest. The Conflicts Committee currently consists of Ms. Robinson and Messrs. O'Brien, Gregg, and Maffei. The Conflicts Committee met twice in 1997 and took action twice by written consent.

Compensation of Directors

     The Company will pay each non-employee director $500 for attendance in person at each meeting of the Board of Directors or of any committee held on a day on which the Board of Directors does not meet. In addition, the Company will reimburse the directors for travel expenses incurred in connection with their activities on behalf of the Company.

     Each non-employee member of the Board of Directors of the Company will automatically be granted an option to purchase 2,000 shares of Common Stock when that person becomes a director. Each non-employee director will also be automatically granted an option to purchase 2,000 additional shares of Common Stock in each subsequent calendar year that the director continues to serve in that capacity. The exercise price for all automatic grants to non-employee directors will be the closing sales price of the Common Stock on the business day immediately preceding the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission (the "Commission"). Executive officers, directors and greater than ten percent shareholders are also required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, to the Company's knowledge, all of the
Section 16(a) filing requirements applicable to such persons with respect to fiscal year 1997 were complied with on a timely basis.

Item 10. Executive Compensation

     Summary Compensation Table. The following table sets forth, for the fiscal years ended December 31, 1997, 1996, and 1995 compensation information with respect to the Company's Chief Executive Officer, Executive Vice President of Acquisitions and Development, and Chief Operating Officer. In addition, the executives named below are the only executive officers of the Company whose compensation from the Company exceeded $100,000 during fiscal year 1997.

                          Summary Compensation Table(1)

                                                     Annual Compensation
                                                    -----------------------        Other Annual
Name and Principal Position            Year(2)        Salary         Bonus      Compensation(3)
------------------------------         -------      --------       --------     ---------------
Walter C. Bowen                          1997       $200,000       $ 25,000          $ 3,000
  Chairman of the Board                  1996       $200,000       $    -0-          $ 3,000
  Chief Executive Officer                1995       $200,000       $    -0-          $ 3,432
  and President

James W. Ekberg                          1997       $125,000       $   -0-           $ 3,300
  Executive Vice President of            1996       $100,000       $10,000           $ 3,300
  Acquisitions and Development           1995       $(4)           $    --           $    --

Eric W. Jacobsen                         1997       $115,000       $    -0-          $ 3,750
  Chief Operating Officer                1996       $100,000       $10,000           $ 3,000
                                         1995       $ 77,083       $45,437           $ 2,646(5)

(1)  Mr. Bowen and other executive officers of the Company (exclusive of Messrs.
     Ekberg and Jacobsen) fulfill similar executive functions for certain of the Bowen Companies. A portion of the salary expense for these officers is reimbursed to the Company pursuant to the Administrative Services
     Agreement. The salary amounts in the table above represent the net compensation paid by the Company to Mr. Bowen after reimbursement by the Bowen Companies for time spent by Mr. Bowen on their businesses.

(2) The Company became a reporting company under the Securities Exchange Act of 1934 during the fiscal year ended December 31, 1995.

(3)  Represents the amount of a contribution by the Company to the officers'
     401(k) plan account.

(4)  Not material for reporting purposes.

(5) Does not include an option to purchase 85,000 shares of Common Stock, which is immediately exercisable at an exercise price of $6.00 per share, granted to Mr. Jacobsen by Mr. Bowen in 1995.

     Stock Option Grants in Fiscal 1997. The following table sets forth information concerning individual grants of stock options made by the Company during fiscal 1997 to each of the officers of the Company named in the Summary Compensation Table.

                        Option Grants in Fiscal Year 1997

                                Individual Grants

                            Number of         Percent of
                           Securities      Total Options
                           Underlying         Granted to      Exercise
                              Options       Employees in     Price Per     Expiration
Name                       Granted(1)     Fiscal Year(2)         Share       Date (3)
----                       ----------     --------------     ---------     ----------
Walter C. Bowen                --             --                 --                --
James W. Ekberg            75,000(4)                          $3.00        12/16/2005
                           25,000(5)        45.1%(6)          $4.875       12/16/2005
Eric W. Jacobsen           75,000(4)        33.9%             $3.00        12/16/2005

--------------

(1)  These options were granted pursuant to the Company's 1995 Stock Incentive
     Plan (the "Plan").

(2) In fiscal 1997, the Company granted to employees options to purchase an aggregate of 221,500 shares under the Plan and this number was used in calculating the percentages set forth in this column. Of this number, options to purchase 180,000 shares were issued in exchange for a voluntary termination of a corresponding number of options issued to employees in connection with the Company's December 1995 initial public offering.

(3) Options granted under the Plan generally expire on the tenth anniversary of the date of grant.

(4) This option was exercisable 40 percent upon the grant date and 20 percent on each of the first three anniversaries of the date of grant.

(5) This option was exercisable 20 percent upon the grant date and 20 percent on each of the first four anniversaries of the date of grant.

(6)  Constitutes an aggregate of both option grants

     Option Exercises in 1997 and Fiscal Year-End Option Values. The following table sets forth information (on an aggregated basis) concerning the fiscal year-end value of unexercised options held by each of the officers of the Company named in the Summary Compensation Table. None of the officers named below exercised any stock options during fiscal 1997.

                          Fiscal Year-End Option Values
                                                                                               Value of Unexercised
                                                           Number of Unexercised                   In-the-Money
                          Acquired                          Options at Year-End               Options at Year-End(1)
                             on           Value     -----------------------------------  ---------------------------------
         Name             Exercise      Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
----------------------   -----------   -----------  ---------------  ------------------  --------------  -----------------
Walter C. Bowen              --            --              --                  --              --               --
James W. Ekberg              --            --           40,000(2)          85,000           $86,875          $141,250
Eric W. Jacobsen             --            --           35,000(3)          65,000           $91,250          $158,750

--------------

(1) Options are "in-the money" if the fair market value of the underlying securities on that date exceeds the exercise price of the option. The amount set forth represents the difference between the fair market value of the securities underlying the options on December 31, 1997 based on the last sale price of $5.75 per share of Common Stock on the date (as reported on the Nasdaq National Market) and the exercise price of the options, multiplied by the applicable number of options.

(2) Does not include an option to purchase 50,000 shares of Common Stock, which is immediately exercisable at an exercise price of $6.00 a share, granted to Mr. Ekberg by Mr. Bowen in 1995.

(3) Does not include an option to purchase 85,000 shares of Common Stock, which is immediately exercisable at an exercise price of $6.00 a share, granted to Mr. Jacobsen by Mr. Bowen in 1995.

     Employment Agreements. Each officer of the Company has entered into an employment agreement with the Company. The employment agreement for all officers other than Mr. Gibson expires in December 2000. Mr. Gibson's employment agreement expires in March 2001. The agreements generally entitle the officer to benefits customarily provided by the Company and provide for a base salary and eligibility for a bonus. The Company may terminate any officer without cause by making to such officer a cash payment equal to one year's base salary at the rate in effect at the time of termination. Any officer may terminate his employment upon 60 days' prior written notice. In addition, each officer has entered into a restrictive covenant agreement containing noncompetition and nondisclosure provisions.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of April 15, 1998, with respect to the beneficial ownership of the Company's Common Stock by each director, by each executive officer of the Company named in the Summary Compensation Table, by all directors and executive officers as a group, and by each person who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock. Unless otherwise indicated in the Table, each person has sole voting power and sole investment power with respect to all outstanding shares of Common Stock shown as beneficially owned by them.

                                                         Amount and Nature
Name and Address of                                          of Beneficial         Percent of
Beneficial Owner(1)                                              Ownership           Class(2)
--------------------------------------------------       -----------------         ----------
Walter C. Bowen...................................           3,174,700 (3)             68.5%
Eric W. Jacobsen..................................             120,000 (4)              2.6%
James W. Ekberg...................................              96,000 (4)              2.6%
Steven L. Gish....................................              44,000 (4)              1.0%
Peter J. Brix.....................................              27,000 (5)              *
Gary R. Maffei....................................              17,000 (5)              *
Stephen A. Gregg..................................              21,600 (6)              *
Dana J. O'Brien...................................               4,000 (6)(7)           *
Martha L. Robinson................................               4,000 (6)(7)           *
Marvin S. Hausman, MD.............................              30,000 (6)(8)           *

Joseph A. Cohen
c/o The Garnet Group, Inc.
825 Third Avenue, 40th Floor
New York, New York 10022..........................             315,000 (9)              6.8%

Prudential Private Equity
Investors III, L. P.
717 Fifth Avenue, Suite 1100
New York, New York  10022.........................           1,400,493 (10)            23.2%

LTC Healthcare, Inc.
300 Esplanade Drive, Suite 1860
Oxnard, California  93030.........................             533,333 (11)            10.3%

All directors and executive officers
   as a group (11 persons)........................           3,377,800 (3)             70.6%

--------------

* Less than one percent.

(1)  Unless otherwise indicated, the address of each person named is c/o Regent
     Assisted Living, Inc., 121 S. W. Morrison Street, Suite 1000, Portland,
     Oregon 97204.

(2) Assumes the exercise of solely that individual's options, or conversion of solely that party's underlying instruments, and issuance by the Company of the related number of shares of Common Stock.

(3) Includes 170,000 shares held of record by Mr. Bowen that may be purchased within sixty days by certain officers and one other individual pursuant to options granted by Mr. Bowen. Mr. Bowen has granted options to purchase a portion of his shares to the following officers: Messrs. Jacobsen (85,000 shares), Ekberg (50,000 shares), Gish (25,000 shares), and Gregory
     Roderick, Vice President, Operations (5,000 shares).

(4) Includes shares that may be acquired within 60 days pursuant to options granted by Mr. Bowen to purchase a portion of his shares and those shares that may be purchased pursuant to options granted under the Company's 1995
     Stock Incentive Plan.

(5) Includes 6,000 shares that may be acquired within 60 days pursuant to options automatically granted under the Company's 1995 Stock Incentive Plan in connection with election and service as a director of the Company.

(6) Includes 4,000 shares that may be acquired within 60 days pursuant to options automatically granted under the Company's 1995 Stock Incentive Plan in connection with election and service as a director of the Company.

(7)  Does not include shares of Series A or Series B Preferred Stock owned by
     Prudential Private Equity Investors III, L.P. ("PPEI"), an investment fund managed by Cornerstone Equity Investors, L.L.C., the employer of Mr.
     O'Brien and Ms. Robinson.

(8) Includes 25,000 shares that may be acquired within 60 days pursuant to options granted under the Company's 1995 Stock Incentive Plan.

(9) Represents figures based upon SEC Form 13D filed by Mr. Cohen with the Securities and Exchange Commission in which Mr. Cohen reported his individual and shared ownership of the Company's Common Stock as of November 21, 1997. Mr. Cohen has sole voting power over 248,500 shares of Common Stock and shares voting power over 66,500 shares of Common Stock.

(10) Represents the number of shares that may be acquired within 60 days pursuant to the holder's right to convert its Series A Preferred Stock into shares of Common

     Stock. PPEI also owns 382,882 shares of Series B Preferred stock, each share of which can be converted into one share of Series A Preferred Stock or into a total of 417,690 shares of Common Stock upon the occurrence of specified conversion events.

(11) This number comprises the 533,333 shares that may be acquired by LTC
     Healthcare, Inc. within sixty (60) days pursuant to its right to convert its currently outstanding subordinated convertible note into shares of the Company's Common Stock at a price of $7.50 per share. As set forth in SEC
     Form 13D dated as of March 26, 1998, and filed by LTC Healthcare, Inc. with the Securities and Exchange Commission, LTC Healthcare, Inc. and LTC
     Properties, Inc. share common management and LTC Properties, Inc. owns 99 percent of the non-voting Class B Common Stock of LTC Healthcare, Inc. Also as set forth in the Form 13D, LTC Properties, Inc. beneficially owns 69,000 shares (1.5 percent) of the issued and outstanding Regent Common Stock;
     however LTC Healthcare, Inc. and LTC Properties, Inc. disclaim any beneficial ownership of the other company's securities in Regent.


Item 12. Certain Relationships and Related Transactions

     Mr. Bowen holds a 99 percent general partnership interest in the Regency Park Apartments Limited Partnership ("Regency Partnership"), an Oregon limited partnership from which the Company leases its Regency Park community located in Portland, Oregon. Mr. Bowen also holds a 99 percent ownership interest in Sterling Park, L.L.C., a Washington limited liability company from which the Company leases its Sterling Park community located in Redmond, Washington. Mr. Bowen's minor children hold the remaining one percent interest in the Regency Partnership and Sterling Park, L.L.C. As a result, Mr. Bowen may be deemed to receive the portion of the lease payments remaining after service of the debt to which the properties are subject. For 1997, these lease payments were $1,290,000 for Regency Park and $1,486,248 for Sterling Park.

     The Company is the manager of Park Place, an assisted living facility owned by Northwest Retirement Housing Income Fund III, an Oregon limited partnership ("Northwest III"). Mr. Bowen and Bowen Financial Services Corp. ("Bowen Financial"), an Oregon corporation wholly owned by Mr. Bowen, are the general partners of and together own a 1.85 percent interest in Northwest III. The Company will receive a management fee from Northwest III equal to five percent of its gross revenues related to Park Place, which amount was $151,793 for 1997.

     Bowen Development Company, which is wholly owned by Mr. Bowen, completed construction of three of the Company's new communities in 1997 and completed an additional four communities during the first quarter of 1998. Additionally, Bowen Development Company has contracts to complete six more communities during 1998.

Pursuant to the construction contracts with the Company, Bowen Development Company is entitled to "contractor's profit and overhead" on each of these projects on a percentage-of-completion basis, as well as the reimbursement of expenses directly incurred by Bowen Development Company in connection with the construction of these communities. Total "contractor's profit and overhead" to be paid to Bowen Development Company on these contracts is five percent of the direct construction costs for the first five projects and three percent of the direct construction costs for the next seven projects. Bowen Development Company earned approximately $1,058,000 for contractor's profit and overhead in 1997. Bowen Development Company has also contracted to build one of the Company's communities for a fixed price. Each of these contracts was approved by the Company's independent directors.

     The Company believes that each of the foregoing transactions was on terms no less favorable to the Company than could have been obtained from unaffiliated parties in arm's-length transactions; however, there can be no assurance that such is the case.

     The Company and the Bowen Companies are all controlled by Mr. Bowen. Certain executive officers of the Company, including Messrs. Bowen and Gish, and David R. Gibson, the Company's Vice President for Corporate Affairs, General Counsel and Secretary, fulfill similar executive functions for other Bowen Companies and spend significant amounts of time on the business of other Bowen Companies. The Company provides management and administrative services to, and from time to time may obtain services or the use of certain equipment from, certain of the Bowen Companies pursuant to an Administrative Services Agreement. Under that agreement, the Bowen Companies and the Company reimburse each other for the actual cost of services received under the Administrative Services Agreement. The Company believes that the sharing of executive management and other resources (such as data processing, accounting, legal, financial, tax, treasury, risk management and human resources) provides benefits to the Company by giving it access to a level of experience and expertise that can only be supported by a larger organization. The Administrative Services Agreement is cancelable by any party, including the Company, on 60 days' notice. Pursuant to the terms of the Administrative Services Agreement, reimbursement of costs will be reviewed at least annually by the Audit Committee of the Board of Directors.

     The Administrative Services Agreement requires the Bowen Companies to offer first to the Company any opportunities received by or originated with the Bowen Companies relating to the assisted living business. The Administrative Services Agreement also requires all transactions between the Company and one of the Bowen Companies to be on an arm's length basis containing terms no less favorable to the Company than could have been obtained from an unrelated third party and requires any such transaction to be approved by a majority of the Company's directors unaffiliated with the Bowen Companies. In 1997, Regent charged the Bowen Companies $351,000 under the Administrative Services Agreement.

     As of April 15, 1998, the Company has entered into seven construction loan agreements in an aggregate amount of $37,795,682 for the construction of its Kenmore, Bakersfield, Austin, Tucson, Henderson, Roseville, and Vacaville communities. Repayment of each of these loans and performance of the covenants set forth in each loan is personally guaranteed by Mr. Bowen. Furthermore, the Company has obtained from commercial banks letters of intent or other indications of intent to make loans for the construction of up to five the Company's stand alone Alzheimer's care facilities, in a maximum amount of $15,000,000. Each of these loans will also require the personal guaranty of Mr. Bowen.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: May 5, 1998                 REGENT ASSISTED LIVING, INC.


                                       By: DAVID R. GIBSON
                                           -------------------------------------
                                           David R. Gibson
                                           Vice President of Corporate Affairs,
                                           General Counsel and Secretary