Form 10QSB
period 1998-03-31
REGENT ASSISTED LIVING INC
filed 1998-05-15
CIK 1000693

----------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1998

             ___ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Shares of Registrant's Common Stock, No par value,
                     outstanding at May 1, 1998 - 4,633,000

              ----------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                                 March 31, 1998


                                      INDEX
                                      -----



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997  . . . . . . . . . . . . . . . . . .. . . . . . . . . .  3

Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .  4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .  5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . .  9

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                          REGENT ASSISTED LIVING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31,
                                                                               1998                December 31,
                                                                         (Unaudited)                       1998
                                                                     --------------              --------------

ASSETS

Current assets:
     Cash and cash equivalents                                       $    3,508,628              $    1,865,576
     Accounts receivable                                                    142,702                     128,110
     Prepaid expenses                                                       438,787                     249,708
     Construction advances receivable                                       294,603                     123,670
                                                                     --------------              --------------
         Total current assets                                             4,384,720                   2,367,064

Property and equipment,  net                                             58,474,243                  69,820,324
Investment in joint venture                                                 400,374                     401,460
Restricted cash                                                           2,347,856                   2,361,993
Other assets                                                              1,100,225                     752,932
                                                                     --------------              --------------
         Total assets                                                $   66,707,418              $   75,703,773
                                                                     ==============              ==============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                               $      237,252              $     218,881
     Short-term borrowings                                                        -                  4,500,000
     Construction accounts payable                                          489,153                    583,043
     Accounts payable and other accrued expenses                            585,619                    685,136
     Accrued payroll                                                        563,617                    502,568
     Accrued interest                                                       111,128                    179,963
                                                                     --------------             --------------
         Total current liabilities                                        1,986,769                  6,669,591

Long-term debt                                                           41,911,202                 51,450,545
Convertible subordinated notes                                            4,500,000                          -
Deferred development fees, net                                            4,281,348                    898,802
Other liabilities                                                           656,417                    517,578
                                                                     --------------             --------------
         Total liabilities                                               53,335,736                 59,536,516
                                                                     --------------             --------------
Minority Interest                                                                 -                    250,000
                                                                     --------------             --------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
     1,666,667 shares issued and outstanding                              9,349,841                  9,349,841
Common stock, no par value, 25,000,000 shares authorized;
     4,633,000 shares issued and outstanding                             10,808,703                 10,808,703
Accumulated deficit                                                      (6,786,862)                (4,241,287)
                                                                     --------------             --------------
         Total shareholders' equity                                      13,371,682                 15,917,257
                                                                     --------------             --------------

         Total liabilities and shareholders' equity                  $   66,707,418             $   75,703,773
                                                                     ==============             ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   (Unaudited)
                                                                   Three Months Ended         Three Months Ended
                                                                     March 31, 1998              March 31, 1997
                                                                     --------------             ---------------
Revenues:
     Rental and service                                              $    4,216,580             $     3,336,347
     Management fee                                                          71,625                      43,922
                                                                     --------------             ---------------

         Total revenues                                                   4,288,205                   3,380,269
                                                                     --------------             ---------------

Operating expenses:
     Residence operating expenses                                         4,190,136                   2,136,277
     General and administrative                                             967,621                     712,204
     Lease expense                                                        1,414,718                     706,200
     Depreciation and amortization                                          114,083                      68,785
                                                                     --------------             ---------------

         Total operating expenses                                         6,686,558                   3,623,466
                                                                     --------------             ---------------

         Operating income (loss)                                         (2,398,353)                   (243,197)

Interest income                                                              75,989                     148,779
Interest expense, net                                                       (64,415)                   (101,228)
Other income, net                                                            (8,796)                      5,263
                                                                     --------------             ---------------

         Income (loss) before income taxes                               (2,395,575)                   (190,383)

Income tax benefit                                                                -                      24,500
                                                                     --------------             ---------------

         Net income (loss)                                           $   (2,395,575)                  ($165,883)
                                                                     ==============             ===============

Basic earnings (loss) per common share                               $        (0.55)                     ($0.07)
                                                                     ==============             ===============

Diluted earnings (loss) per common share                             $        (0.55)                     ($0.07)
                                                                     ==============             ===============
Weighted average common shares outstanding:
     Basic                                                                4,633,000                   4,633,000
                                                                     ==============             ===============
     Diluted                                                              4,633,000                   4,633,000
                                                                     ==============             ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      (Unaudited)
                                                                      Three Months Ended         Three Months Ended
                                                                        March 31, 1998             March 31, 1997
                                                                        --------------             --------------
Cash flows from operating activities:
     Net income (loss)                                                  $   (2,395,575)            $     (165,883)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                      114,083                     68,785
            Amortization of deferred gains and development fees                (55,596)                         -
            Changes in other assets and liabilities:
                Accounts receivable                                            (14,592)                    17,315
                Prepaid expenses                                              (137,579)                     3,961
                Deferred income taxes                                                -                     33,100
                Other assets                                                  (135,253)                    51,301
                Accounts payable and other accrued expenses                   (107,303)                  (152,928)
                Other liabilities                                              138,839                    (52,354)
                                                                        --------------             --------------
                   Net cash used in operating activities                    (2,592,976)                  (196,703)
                                                                        --------------             --------------
Cash flows from investing activities:
     Maturity (purchases) of investments, net                                        -                  2,939,448
     Purchases of property and equipment                                   (12,626,575)                (6,188,076)
     Increase (decrease) in construction related accounts payable             (93,890)                 1,072,803
     Investment in joint venture                                                     -                    (20,162)
     Deposits to replacement reserve account, net                              (16,567)                   (16,200)
                                                                        --------------             --------------
                   Net cash used in investing activities                   (12,737,032)                (2,212,187)
                                                                        --------------             --------------
Cash flows from financing activities:
     Repayment of Short-term borrowings                                     (4,500,000)                         -
     Proceeds from issuance of long-term debt                                8,836,356                    784,018
     Payments on long-term debt                                            (18,607,328)                   (36,127)
     Construction advances                                                    (170,933)                   883,621
     Prepayments and deposits for financing arrangements, net                 (266,880)                         -
     Restricted cash for financing arrangements                                 30,704                   (615,835)
     Deferred fee from financing arrangements                                  190,000                          -
     Proceeds from financing arrangements                                   27,111,141                          -
     Proceeds from issuance of convertible subordinated notes                4,500,000                          -
     Preferred stock issuance costs                                                  -                   (600,159)
     Preferred stock dividends                                                (150,000)                  (176,230)
                                                                        --------------             --------------
          Net cash provided by financing activities                         16,973,060                    239,288
                                                                        --------------             --------------
          Net increase (decrease) in cash and cash equivalents               1,643,052                 (2,169,602)

Cash and cash equivalents, beginning of period                               1,865,576                  8,650,817
                                                                        --------------             --------------
Cash and cash equivalents, end of period                                $    3,508,628             $    6,481,215
                                                                        ==============             ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                             $    1,140,150             $       92,216
                                                                        ==============             ==============
Supplemental disclosure of non-cash investing and financing activities:
     Long-term debt incurred to acquire minority interest               $     250,000                           -
                                                                        ==============             ==============

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

     On March 30, 1998, the Company completed a private placement pursuant to which parties agreed to purchase up to $10.5 million of convertible subordinated notes due 2008. The notes bear interest at 7.5 percent per annum and are convertible into the Company's Common Stock at an effective price of $7.50 per share.

     The results of operations for the three months ended March 31, 1998 and 1997 reflect the operations of three assisted living communities and property management services provided to one community. The results of operations for the three months ended March 31, 1998, additionally reflect the operations of nine new assisted living communities and property management services provided to one additional community. As of May 14, 1998, the Company had also commenced operations at its new assisted living communities in Tucson, Arizona, and Vacaville and Roseville, California and had an additional 19 assisted living and Alzheimer's care communities in various stages of development. The Company is also in the final stages of completing a long-term lease-acquisition of Park Place which is currently operated under a property management agreement.

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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued

1.   Operations and Summary of Significant Accounting Policies, Continued:

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1998, and for the three month periods ended March 31, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997, is derived from the Company's Form 10-KSB for the year ended December 31, 1997. Certain information or disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

     Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any portion thereof.

2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                                       March 31,               December  31,
                                                            1998                        1997
                                                     -----------               -------------

         Land                                        $ 1,100,000               $   1,730,810
         Buildings and improvements                    6,808,088                  12,713,346
         Furniture and equipment                       1,323,624                   1,512,868
         Construction in progress                     49,903,345                  54,429,419
                                                     -----------               -------------

                                                      59,135,057                  70,386,443

         Less accumulated depreciation                   660,814                     566,119
                                                     -----------               -------------

         Total property and equipment, net           $58,474,243               $  69,820,324
                                                     ===========               =============

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

4.   Earnings (Loss) Per Common Share:

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, Earnings Per share (SFAS 128). Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and Diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $150,000 for each three month period ended March 31, 1998 and 1997.

5.   Accounting Pronouncements:

     On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this statement will have no impact on the Company's current reporting practices as the Company expenses all start-up costs.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported a net loss of $2,395,575, or $.55 per share, on revenue of $4,288,205 for the quarter ended March 31, 1998.

     Current Communities. The table below sets forth certain information regarding the Company's communities as at March 31, 1998.

                                              Regent
                                            Operations
Community                  Location         Commenced          Units(1)     Beds(2)      Interest
---------                  --------         ---------          --------     -------      --------

Oregon
     Park Place            Portland           1986              112          112          Manage
     Regency Park          Portland           1987              122          142          Lease
     Sheldon Park          Eugene             1998              108          124          Lease

Washington
     Sterling Park         Redmond            1990              162          192          Lease

California
     Laurel Springs        Bakersfield        1998              113          130          Own
     Orchard Park          Clovis             1998              112          128          Lease
     Sun Oak               Citrus Heights     1997               40           50          Manage
     Sunnyside Court       Fremont            1998               40           80          Lease (3)
     Sunshine Villa        Santa Cruz         1990              106          126          Lease
     Willow Creek          Folsom             1997              104          119          Lease

Idaho
     Willow Park           Boise              1997              117          134          Lease
     West Wind             Boise              1997               48           52          Lease

New Mexico
     Sandia Springs        Rio Rancho         1998              109          126          Lease

Texas
     Hamilton House        San Antonio        1997              116          136          Lease
                                                              -----        -----

     Totals:                                                  1,409        1,651
                                                              =====        =====

Communities completed during the first quarter of 1998:

Community                  Location              Units(1)        Beds(2)     Interest
---------                  --------              --------        -------     --------

California
     Summerfield House     Vacaville               109              126       Own
     The Palms             Roseville                93              108       Own

Arizona
     Canyon Crest          Tucson                  117              137       Own
                                                   ---              ---

     Totals:                                       319              371
                                                   ===              ===

(1) A "unit" is a single- or double-occupancy studio or one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The Company began providing property management services to Sunnyside Court in January 1998 and completed a lease-acquisition of the community in March 1998.

As of May 14, 1998, the Company had also commenced operations of its new 137-bed community in Tucson, Arizona, its new 126-bed community in Vacaville, California, and its new 108-bed community in Roseville, California. The Company is in the final stages of completing a long-term lease-acquisition of the 112-bed Park Place community in Portland, Oregon which previously had been operated by Regent under a property management contract. The Company has three pending long-term lease-acquisitions located in Cheyenne, Laramie and Casper, Wyoming which will add 183 beds to the Company's operations. Also as of May 14, 1998, the Company has commenced construction on the following five new communities:

                                                                 Expected
                                       Projected                  Quarter
           Location                   No. of Beds                 Opening                 Interest
           --------                   -----------                 -------                 --------

Henderson, Nevada                         133                     3rd-98                   Owned
Austin, Texas                             137                     3rd-98                   Owned
Kenmore, Washington                        98                     3rd-98                   Owned*
Scottsdale, Arizona                        48                     4th-98                   Leased
Scottsdale, Arizona                       115                     2nd-99                   Owned

* A limited liability company in which the Company owns a 50 percent interest will own the Company's community in Kenmore. The Company will manage the community.

Fourteen additional new communities were under varying stages of development as of May 14, 1998. If all fourteen communities are developed and the Wyoming communities are acquired, total operations of the Company will increase by approximately 1,500 beds to a total of 4,000 beds. The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in
Note 2 to the condensed consolidated financial statements.

Operating results for the three month period ended March 31, 1998, are not necessarily indicative of future financial performance as the Company intends to continue expanding its operating base of communities.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues. For the three month period ended March 31, 1998, revenues were $4,288,205 compared to $3,380,269 in the three month period ended March 31, 1997. The Company operated twelve and managed two communities in the first quarter of 1998 and operated three communities and managed a fourth in the first quarter of 1997. The increase in revenue of $907,936 or 26.9 percent includes $1,049,160 of revenue from newly opened and acquired communities and a decrease in revenue of $168,927 at the Company's three stabilized communities. Overall average occupancy at the three stabilized communities declined to 89.9 percent for the three month period ended March 31, 1998, whereas occupancy was 96.2 percent for the same period in 1997. However, this represents an increase in occupancy from 89.4 percent reported for the previous quarter ended December 31, 1997. The Company continues to face increasing competition and this has had the greatest impact in the market in which the Company operates its largest community, thereby having a greater impact on the Company's overall occupancy rate.

Residence Operating Expenses. Residence operating expenses were $4,190,136 for the three month period ended March 31, 1998, and $2,136,277 for the same period in 1997, an increase of $2,053,859. The current period includes $1,975,597 of start-up and pre-opening costs related to thirteen of the Company's newly developed communities. Residence operating expenses, excluding the effect of the new communities, totaled 64.9 percent and 63.1 percent of rental and service revenues for the three month periods ended March 31, 1998 and 1997, respectively.

General and Administrative Expenses. General and administrative expenses were $967,621 for the three month period ended March 31, 1998, compared to $712,204 for the three month period ended March 31, 1997. The increase of $255,417 is due primarily to the increase in development activities by the Company, including payroll and related costs primarily resulting from staffing increases related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $1,414,718 for the three month period ended March 31, 1998, and was $706,200 for the same period for 1997. This is due to the opening of seven and the acquisition of two new communities since the end of the first quarter of 1997.

Depreciation and Amortization. Depreciation and amortization expense was $114,083 for the three month period ended March 31, 1998, compared to $68,785 for the three month period ended March 31, 1997. The increase of $45,298 relates primarily to the purchase of vans for the Company's newly developed communities and the purchase of furniture and equipment for the Company's headquarters, both in connection with the implementation of the Company's growth plan.

Interest Income. Interest income decreased in the three month period ended March 31, 1998, to $75,989, from $148,779 for the same period in 1997. The 1997 amount reflects the interest earned from the investment of net proceeds from the sale of Preferred Stock in December 1996. All investments of cash and cash equivalents are in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. Interest expense decreased in the three month period ended March 31, 1998, to $64,415, from $101,228 for the three month period ended March 31, 1997. The Company capitalized $309,683 and $113,421 of interest charges incurred during the three months ended March 31, 1998 and 1997, respectively. The capitalized interest offset substantially higher interest costs incurred by the Company in the current period arising from increased borrowing for construction purposes.

Net Income (loss). Net operating results decreased to a loss of $2,395,575 during the three month period ended March 31, 1998, from a loss of $165,883 for the same period in 1997. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), and a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $1,173,779, offset by a decrease in interest expense of $36,813.

Liquidity and Capital Resources

At March 31, 1998, the Company had approximately $2.4 million of working capital compared to a working capital deficit of approximately $4.3 million at December 31, 1997, an increase of $6.7 million, of which $4.5 million resulted from the utilization of proceeds from the issuance by the Company of convertible subordinated notes, as described below, to repay short-term borrowings. The balance was due primarily to the excess cash provided by financing activities.

Net cash used in operating activities totaled $2,592,976 for the three month period ended March 31, 1998, which resulted primarily from a net loss of $2,395,575.

Net cash used in investing activities totaled $12,737,032 for the three month period ended March 31, 1998, comprised primarily of $12,720,465 used for land acquisition, development, and construction costs. At March 31, 1998, the aggregate purchase price for the Company's options related to ten parcels of land was approximately $8,483,000. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

Net cash provided by financing activities totaled $16,973,060 during the three month period ended March 31, 1998, consisting of construction and equipment financing proceeds totaling $8,836,356, net proceeds from three sale/leaseback financings totaled $27,111,141, proceeds from issuance of convertible subordinated notes of $4,500,000, offset by repayment of short-term borrowings of $4,500,000, repayment of long-term debt of $18,607,328, prepayments and deposits for financing arrangements of $266,880, and payment of preferred stock dividends of $150,000.

In the first quarter of 1998, the Company completed two additional transactions with two real estate investment trusts ("REIT") in the amounts of $4.3 million for construction of the Company's Scottsdale, Arizona Regent Court community and $3.2 million for the lease-acquisition of the Sunnyside Court community in Fremont, California.

On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes of the Company and agreed to purchase up to an additional aggregate amount of $6.0 million of convertible subordinated notes. The notes bear interest at 7.5 percent per annum and are convertible into the Company's common stock at an effective price of $7.50 per share. Interest on the notes is payable quarterly and all principal and unpaid interest under the notes is due March 31, 2008. The Company intends to utilize the proceeds to finance the Company's continued rapid expansion of internally developed communities, to repay short-term borrowings, and for general working capital purposes.

As of March 31, 1998, the Company had the following construction loans in place:

Amount                     Community                        Lender
------                     ---------                        ------

$  6,480,000               Kenmore, Washington              US National Bank of Oregon
$  7,600,000               Vacaville, California            US National Bank of Oregon
$  7,200,000               Bakersfield, California          Guaranty Federal Bank, FSB
$  7,700,000               Austin, Texas                    Guaranty Federal Bank, FSB
$  6,450,000               Roseville, California            Key Bank
$  7,115,000               Tucson, Arizona                  Bank United of Texas, FSB
$  7,000,000               Henderson, Nevada                Bank United of Texas, FSB


The Company has also received an expression of intent from a commercial lending institution to provide $15,000,000 of construction financing with which to build up to five Regent Court stand-alone Alzheimer's care communities.

As of May 14, 1998, the Company has a commitment from a REIT to provide approximately $46.2 million in lease financing with which to acquire the three Wyoming communities and enter into sale/leaseback transactions on four newly completed communities.

Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

The Company anticipates capital expenditures for 1998 will include additional land acquisition costs, architectural fees, and other development costs related to at least fourteen assisted living communities and construction costs related to at least five new assisted living communities. The Company's current growth plan anticipates the completion of construction and opening of three new internally developed Regent communities and one new Regent Court community by the end of 1998, the lease-acquisition of three additional communities by the end of 1998, and the completion of an additional nine Regent and five Regent Court communities by the end of 1999. The Company has obtained all financing necessary to complete its development plan for 1998 and has obtained a $12.8 million commitment from a REIT to provide all financing necessary to acquire the three identified communities during 1998. The total cost to develop and construct the fourteen communities planned for 1999, including the estimated initial operating deficits, will likely be between $80-90 million. A substantial portion of these costs will be incurred during 1998. The Company anticipates that it will be able to obtain the financing, upon acceptable terms, necessary to complete the fourteen communities planned for 1999 although it has not obtained any commitments in that regard at this time. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital to complete construction and to fund the initial operating deficits of the fourteen communities planned for 1999.

The Company may enter into additional arrangements with one or more unrelated parties regarding the joint development and ownership of one or more of the Company's communities currently under construction or development in order to further leverage the Company's growth. Furthermore, the Company may utilize various forms of financing that would permit a community to be sold to or initially be developed by a third party who would incur the initial operating deficits and permit the Company to manage the community for a customary fee. The Company, under such financing methods, would likely have the option to either purchase the community or enter into a long-term lease at such time as the Company deems appropriate. The Company has not obtained any commitments for this form of financing.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits:

4.1 Letter of Commitment, dated March 30, 1998, by and among LTC Properties, Inc., LTC West, Inc. and the Registrant relating to the agreement to purchase and lease assisted living residences.

4.2 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and LTC Equity Holding Company, Inc.

4.3 Note No. 1998-1 issued to LTC Equity Holding Company, Inc. in the principal amount of $4,000,000, due March 31, 2008.

4.4 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Andre C. Dimitriadis.

4.5 Note No. 1998-2 issued to Andre C. Dimitriadis in the principal amount of $160,000, due March 31, 2008.

4.6 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and James J. Pieczynski.

4.7 Note No. 1998-3 issued to James J. Pieczynski in the principal amount of $160,000, due March 31, 2008.

4.8 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Christopher T. Ishikawa.

4.9 Note No. 1998-4 issued to Christopher T. Ishikawa in the principal amount of $90,000, due March 31, 2008.

4.10 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Pamela J. Privett.

4.11 Note No. 1998-5 issued to Pamela J. Privett in the principal amount of $90,000, due March 31, 2008.

4.12 Registration Rights Agreement, dated as of March 30, 1998, by and between LTC Equity Holding Company, Inc. and the Registrant.

4.13 Registration Rights Agreement, dated as of March 30, 1998, by and between Andre C. Dimitriadis and the Registrant.

4.14 Registration Rights Agreement, dated as of March 30, 1998, by and between James J. Pieczynski and the Registrant.

4.15 Registration Rights Agreement, dated as of March 30, 1998, by and between Christopher T. Ishikawa and the Registrant.

4.16 Registration Rights Agreement, dated as of March 30, 1998, by and between Pamela J. Privett and the Registrant.

27   Financial Data Schedule.

Reports on Form 8-K

None


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By:  STEVEN L. GISH                                          Date:  May 14, 1998
     --------------------------------
     Steven L. Gish
     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits
No.       Description                                                    Page
--------  -----------                                                    ----

4.1 Letter of Commitment, dated March 30, 1998, by and among LTC Properties, Inc., LTC West, Inc. and the Registrant relating to the agreement to purchase and lease assisted living residences.

4.2 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and LTC Equity Holding Company, Inc.

4.3 Note No. 1998-1 issued to LTC Equity Holding Company, Inc. in the principal amount of $4,000,000, due March 31, 2008.

4.4 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Andre
          C. Dimitriadis.

4.5 Note No. 1998-2 issued to Andre C. Dimitriadis in the principal amount of $160,000, due March 31, 2008. Page 15

4.6 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and James
          J. Pieczynski.

4.7 Note No. 1998-3 issued to James J. Pieczynski in the principal amount of $160,000, due March 31, 2008.

4.8 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Christopher T. Ishikawa.

4.9 Note No. 1998-4 issued to Christopher T. Ishikawa in the principal amount of $90,000, due March 31, 2008.

4.10 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Pamela
          J. Privett.

4.11 Note No. 1998-5 issued to Pamela J. Privett in the principal amount of $90,000, due March 31, 2008.

4.12 Registration Rights Agreement, dated as of March 30, 1998, by and between LTC Equity Holding Company, Inc. and the Registrant.

4.13 Registration Rights Agreement, dated as of March 30, 1998, by and between Andre C. Dimitriadis and the Registrant.

4.14 Registration Rights Agreement, dated as of March 30, 1998, by and between James J. Pieczynski and the Registrant.

4.15 Registration Rights Agreement, dated as of March 30, 1998, by and between Christopher T. Ishikawa and the Registrant.

4.16 Registration Rights Agreement, dated as of March 30, 1998, by and between Pamela J. Privett and the Registrant.

27        Financial Data Schedule.