Form 10QSB
period 1998-06-30
REGENT ASSISTED LIVING INC
filed 1998-08-13
CIK 1000693

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

                  For the Quarterly period ending June 30, 1998

              --- TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                                  June 30, 1998


                                      INDEX
                                      -----



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1998
and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .     3

Condensed Consolidated Statements of Operations for the three months
and six months ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .     4

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .. . . . . . . .     5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . .     9

PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .    16

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . .    16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                          REGENT ASSISTED LIVING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,
                                                                              1998                      December 31,
                                                                       (Unaudited)                              1997
                                                                  -----------------                -----------------

ASSETS

Current assets:
     Cash and cash equivalents                                    $      4,304,137                 $      1,865,576
     Accounts receivable                                                   268,730                          128,110
     Prepaid expenses                                                      440,701                          249,708
     Construction advances receivable                                      393,812                          123,670
                                                                  -----------------                ----------------
         Total current assets                                            5,407,380                        2,367,064

Property and equipment,  net                                            52,796,287                       69,820,324
Investment in joint venture                                                518,403                          401,460
Restricted cash                                                          2,353,543                        2,361,993
Other assets                                                             1,760,657                          752,932
                                                                  ----------------                 ----------------
         Total assets                                             $     62,836,270                 $     75,703,773
                                                                  ================                 ================


LIABILITIES

Current liabilities:
     Current portion of long-term debt                            $        259,461                 $        218,881
     Short-term borrowings                                                       -                        4,500,000
     Construction accounts payable                                       1,578,746                          583,043
     Accounts payable and other accrued expenses                           946,450                          685,136
     Accrued payroll                                                       810,455                          502,568
     Accrued interest                                                      124,668                          179,963
                                                                  -----------------                ----------------

         Total current liabilities                                       3,719,780                        6,669,591

Long-term debt                                                          35,313,246                       51,450,545
Convertible subordinated notes                                           7,000,000                                -
Deferred development fees, net                                           5,052,429                          898,802
Other liabilities                                                        1,064,443                          517,578
                                                                  ----------------                 ----------------
         Total liabilities                                              52,149,898                       59,536,516
                                                                  ----------------                 ----------------
Minority Interest                                                                -                          250,000
                                                                  ----------------                 ----------------
SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
     1,666,667 shares issued and outstanding                             9,349,841                        9,349,841
Common stock, no par value, 25,000,000 shares authorized;
     4,633,000 shares issued and outstanding                            10,808,703                       10,808,703
Accumulated deficit                                                     (9,472,172)                      (4,241,287)
                                                                  -----------------                ----------------
         Total shareholders' equity                                     10,686,372                       15,917,257
                                                                  ----------------                 ----------------
         Total liabilities and shareholders' equity               $     62,836,270                 $     75,703,773
                                                                  ================                 ================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Unaudited)                               (Unaudited)
                                               Three Months Ended    Three Months Ended    Six Months Ended    Six Months Ended
                                                  June 30, 1998        June 30, 1997        June 30, 1998         June 30, 1997
                                               ------------------    ------------------    ----------------    ----------------
Revenues:
     Rental and service                        $        6,641,931    $        3,203,750    $     10,858,511    $      6,540,097
     Management fee                                        30,624                44,199             102,249              88,121
                                               ------------------    ------------------    ----------------    ----------------
         Total revenues                                 6,672,555             3,247,949          10,960,760           6,628,218
                                               ------------------    ------------------    ----------------    ----------------

Operating expenses:
     Residence operating expenses                       5,576,480             2,197,624           9,766,616           4,333,901
     General and administrative                           987,111               650,647           1,954,732           1,362,851
     Lease expense                                      2,020,181               782,151           3,434,899           1,488,351
     Depreciation and amortization                        241,469                78,063             355,552             146,848
                                               ------------------    ------------------    ----------------    ----------------
         Total operating expenses                       8,825,241             3,708,485          15,511,799           7,331,951
                                               ------------------    ------------------    ----------------    ----------------

         Operating income (loss)                       (2,152,686)             (460,536)         (4,551,039)           (703,733)

Interest income                                            79,933                73,812             155,922             222,591
Interest expense, net                                    (430,597)                    -            (495,012)           (101,228)
Equity interest in joint venture                          (31,971)                    -             (33,057)                  -
Other income, net                                              11                12,341              (7,699)             17,604
                                               ------------------    ------------------    ----------------    ----------------
         Income (loss) before income taxes             (2,535,310)             (374,383)         (4,930,885)           (564,766)

Income tax benefit                                              -                     -                   -              24,500
                                               ------------------    ------------------    ----------------    ----------------
         Net income (loss)                     $       (2,535,310)   $         (374,383)   $     (4,930,885)   $       (540,266)
                                               ==================    ==================    ================    ================


Basic earnings (loss) per common share         $            (0.58)   $            (0.11)   $          (1.13)   $          (0.18)
                                               ==================    ==================    ================    ================


Diluted earnings (loss) per common share       $            (0.58)   $           (0.11)    $          (1.13)   $          (0.18)
                                               ==================    ==================    ================    ================

Weighted average common shares outstanding:
     Basic                                              4,633,000             4,633,000           4,633,000           4,633,000
                                               ==================    ==================    ================    ================
     Diluted                                            4,633,000             4,633,000           4,633,000           4,633,000
                                               ==================    ==================    ================    ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    (Unaudited)
                                                                                   Six Months Ended          Six Months Ended
                                                                                      June 30, 1998             June 30, 1997
                                                                                   ----------------          ----------------
Cash flows from operating activities:
  Net income (loss)                                                                $     (4,930,885)         $       (540,266)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                         355,552                   146,848
      Amortization of deferred gains and development fees                                  (144,821)                        -
      Equity interest in joint venture                                                       33,057                         -
      Changes in other assets and liabilities:
        Accounts receivable                                                                (140,620)                   37,876
        Prepaid expenses                                                                   (209,392)                 (109,014)
        Deferred income taxes                                                                     -                    33,100
        Other assets                                                                       (544,365)                   56,643
        Accounts payable and other accrued expenses                                         513,906                  (131,880)
        Other liabilities                                                                   546,865                   (59,527)
                                                                                   ----------------          ----------------
          Net cash used in operating activities                                          (4,520,703)                 (566,220)
                                                                                   ----------------          ----------------

Cash flows from investing activities:
  Maturity of investments, net                                                                    -                 2,939,448
  Purchases of property and equipment                                                   (22,232,918)              (15,826,609)
  Increase in construction related accounts payable                                         995,703                 3,374,930
  Investment in joint venture                                                              (150,000)                  (46,691)
  Deposits to replacement reserve account, net                                              (22,254)                  (32,400)
                                                                                   ----------------          ----------------
          Net cash used in investing activities                                         (21,409,469)               (9,591,322)
                                                                                   ----------------          ----------------

Cash flows from financing activities:
  Repayment of short-term borrowings                                                     (4,500,000)                        -
  Proceeds from issuance of long-term debt                                               15,079,724                 7,280,719
  Payments on long-term debt                                                            (31,426,443)                  (74,728)
  Construction advances                                                                    (270,142)                1,327,478
  Prepayments and deposits for financing arrangements, net                                 (456,381)                 (177,000)
  Restricted cash for financing arrangements, net                                            30,704                  (615,835)
  Deferred fee from financing arrangements                                                  190,000                         -
  Proceeds from financing arrangements                                                   43,021,271                         -
  Proceeds from issuance of convertible subordinated notes                                7,000,000                         -
  Preferred stock issuance costs                                                                  -                  (600,159)
  Preferred stock dividends                                                                (300,000)                 (326,230)
                                                                                   ----------------          ----------------
          Net cash provided by financing activities                                      28,368,733                 6,814,245
                                                                                   ----------------          ----------------

          Net increase (decrease) in cash and cash equivalents                            2,438,561                (3,343,297)

Cash and cash equivalents, beginning of period                                            1,865,576                 8,650,817
                                                                                   ----------------          ----------------
Cash and cash equivalents, end of period                                           %      4,304,137          $      5,307,520
                                                                                   ================          ================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                           $      2,474,074          $        473,914
                                                                                   ================          ================

Supplemental disclosure of non-cash investing and financing activities:
  Long-term debt incurred to acquire minority interest                             $        250,000                         -
                                                                                   ================          ================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                          REGENT ASSISTED LIVING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Operations and Summary of Significant Accounting Policies:


     The Company

     Regent Assisted Living, Inc. ("the Company") is an owner, operator, and developer of private-pay assisted living communities including stand-alone Alzheimer's communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

     The results of operations for the six months ended June 30, 1998, reflect the operations of thirteen new assisted living communities, one of which was managed for a portion of the period; five stabilized assisted living communities, one of which was managed for a portion of the period; fees from the management of three communities (two which were converted to leases); and pre-opening costs related to two additional newly developed communities that had not yet commenced rental activities during the period. The results of operations for the six months ended June 30, 1997, reflect the operations of one new and three stabilized assisted living communities, fees from the management of two communities, and pre-opening costs related to two additional newly developed communities that had not yet commenced rental activities during the period.

     As of August 7, 1998, the Company had also commenced operations at its new assisted living communities in Laramie, Wyoming, and Henderson, Nevada; begun providing management services for a 150-bed assisted living community in Salinas, California; completed construction of its new community in Kenmore, Washington; and had an additional 22 assisted living communities (including five Alzheimer's communities) in various stages of construction and development.


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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1998, and for the three month and six month periods ended June 30, 1998 and 1997, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997, is derived from the Company's Form 10-KSB for the year ended December 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

     Operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1998.


2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:



                                                June 30,            December 31,
                                                1998                1997
                                                ------------        ------------


     Land                                       $  2,225,000        $  1,730,810
     Buildings and improvements                   21,634,180          12,713,346
     Furniture and equipment                       2,410,693           1,512,868
     Construction in progress                     27,421,929          54,429,412
                                                ------------        ------------

                                                  53,691,802          70,386,443

     Less accumulated depreciation
        and amortization                             895,515             566,119
                                                ------------        ------------

        Total property and equipment, net       $ 52,796,287        $ 69,820,324
                                                ============        ============


     Land, buildings and certain furniture and equipment serve as collateral for long-term debt.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


3.   Administrative Services Agreement:

     Pursuant to the terms of an Administrative Services Agreement, the Company provides executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services, and other management services as required by Bowen Property Management Co., Bowen Financial Services Corp., Bowen Development Company and Bowen Condominium Marketing, Inc., all of which are Oregon corporations and are wholly owned or controlled by Mr. Bowen, the Company's Chairman, President, and Chief Executive Officer. Under the terms of the agreement, the Company will be reimbursed at its cost on a monthly basis for all services provided.


4.   Earnings (Loss) Per Common Share:

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128). Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and Diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $150,000 and $300,000 for the three month and six month periods ended June 30, 1998 and 1997, respectively


5.   Accounting Pronouncements:

     On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Consistent with its past accounting practices, the Company expenses all start up costs and thus the adoption of this statement will have no impact on the Company's reported results.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported a net loss of $2,535,310, or $0.58 per diluted share, on revenues of $6,672,555 for the three months ended June 30, 1998. For the six months ended June 30, 1998, the Company reported a net loss of $4,930,885, or $1.13 per diluted share, on revenues of $10,960,760.

     Current Communities. The table below sets forth certain information regarding the Company's communities at June 30, 1998.


                                             Operations
Community                    Location        Commenced    Units(1)   Beds(2)   Interest
---------                    --------        ----------   --------   -------   --------

Oregon
     Park Place              Portland          1986         112        112     Lease(3)
     Regency Park            Portland          1987         122        142     Lease
     Sheldon Park            Eugene            1998         108        124     Lease
Washington
     Sterling Park           Redmond           1990         162        192     Lease
California
     Laurel Springs          Bakersfield       1998         113        130     Own
     Orchard Park            Clovis            1998         112        128     Lease
     Summerfield House       Vacaville         1998         109        126     Own
     Sun Oak                 Citrus Heights    1997          40         50     Manage
     Sunnyside Court         Fremont           1998          40         80     Lease
     Sunshine Villa          Santa Cruz        1990         106        126     Lease
     The Palms               Roseville         1998          93        108     Lease
     Willow Creek            Folsom            1997         104        119     Lease
Idaho
     West Wind               Boise             1997          48         52     Lease
     Willow Park             Boise             1997         117        134     Lease
New Mexico
     Sandia Springs          Rio Rancho        1998         109        126     Lease
Texas
     Hamilton House          San Antonio       1997         116        136     Lease
Arizona
     Canyon Crest            Tucson            1998         117        137     Lease
Wyoming
     Aspen Wind              Cheyenne          1998          77         77     Lease
     Meadow Wind             Casper            1998          53         53     Lease

     Totals                                               1,858      2,152
                                                          =====      =====

(1)  A "unit" is a studio or a one or two bedroom apartment.


(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The Company completed a lease-acquisition of Park Place during the second quarter of 1998. The Company had managed the Community prior to this transaction.

As of August 7, 1998, the Company had also commenced operations of communities in the following locations:


     Location               No. of Units      No. of Beds            Interest
     --------               ------------      -----------            --------

Henderson, Nevada               115               133                Owned
Laramie, Wyoming                 53                53                Leased
Salinas, California             150               150                Managed



As of August 7, 1998, the Company had completed construction of a new 85-unit, 98-bed community in Kenmore, Washington. The Company will manage this community and is in the process of obtaining an operating license. A limited liability company in which the Company owns a 50 percent interest owns this community.

Also, as of August 7, 1998, the Company had commenced construction on the following new communities:

                            Projected       Expected Quarter
     Location               No. of Beds          Opening             Interest
     --------               -----------     ----------------         --------

Austin, Texas                  137               3rd-98              Owned
Scottsdale, Arizona             48               4th-98              Leased
Modesto, California             48               1st-99              Owned
Clackamas, Oregon               48               2nd-99              Owned
Corvallis, Oregon               48               2nd-99              Owned
Kent, Washington                48               2nd-99              Owned
Scottsdale, Arizona            115               2nd-99              Owned
Mesa, Arizona                  132               3rd-99              Owned


The Company is engaged in various stages of development on 14 additional new communities. If these 14 communities are completed, then, together with the communities currently under construction, total operations of the Company will increase by approximately 2,000 beds to a total of approximately 4,600 beds. The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in
Note 2 to the condensed consolidated financial statements.

Operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues. For the three month period ended June 30, 1998, revenues were $6,672,555 compared to $3,247,949 in the three month period ended June 30, 1997. The Company operated eighteen communities, one of which was managed for a portion of the period, and managed one additional community in the second quarter of 1998. The Company operated four communities and managed two in the second quarter of 1997. The increase in revenue of $3,424,606, or 105.4 percent, includes $3,309,235 of revenue from newly opened and acquired communities and an increase in revenue of $128,945 at the Company's three stabilized communities. Overall average occupancy at the three stabilized communities increased to 93.7 percent for the three month period ended June 30, 1998, whereas occupancy was
93.2 percent for the same period in 1997.

Residence Operating Expenses. Residence operating expenses were $5,576,480 for the three month period ended June 30, 1998, and $2,197,624 for the same period in 1997, an increase of $3,378,856. The current period includes $2,965,437 of start-up and pre-opening costs related to fifteen of the Company's newly developed communities and $485,199 of residence operating expenses related to the acquisition of two stabilized communities, whereas the 1997 period included $214,827 of start-up and pre-opening costs related to three newly developed communities. Residence operating expenses for all stabilized communities totaled
64.0 percent and 62.4 percent of rental and service revenues for the three month periods ended June 30, 1998 and 1997, respectively.

General and Administrative Expenses. General and administrative expenses were $987,111 for the three month period ended June 30, 1998, compared to $650,647 for the three month period ended June 30, 1997. The increase of $336,464 is due primarily to an increase in development activities and operations, including payroll, travel, and other overhead related costs related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $2,020,181 for the three month period ended June 30, 1998, and was $782,151 for the same period in 1997. The increase of $1,238,030 relates primarily to the opening of nine newly developed communities and the acquisition of five communities since the end of the second quarter of 1997.

Depreciation and Amortization. Depreciation and amortization expense was $241,469 for the three month period ended June 30, 1998, compared to $78,063 for the three month period ended June 30, 1997. The increase of $163,406 relates primarily to the capitalization of buildings, furniture and equipment for two newly developed communities, the purchase of vans for newly developed communities and the purchase of furniture and equipment for the Company's headquarters, all in connection with the implementation of the Company's growth plan.

Interest Income. Interest income increased slightly in the three month period ended June 30, 1998, to $79,933, from $73,812 for the same period in 1997. Interest income resulted from the investment of cash and cash equivalents in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. Interest expense was $430,597 for the three month period ended June 30, 1998. The Company reported no interest expense for the three months ended June 30, 1997. The Company capitalized $723,736 and $258,771 of interest charges incurred during the three months ended June 30, 1998 and 1997, respectively. The capitalized interest offsets substantially higher interest costs incurred by the Company in the current period arising from increased borrowing for construction purposes and interest related to the convertible subordinated notes.

Net Income (Loss). Net operating results decreased to a loss of $2,535,310 during the three month period ended June 30, 1998, from a loss of $374,383 for the same period in 1997. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), an increase in interest expense (as discussed above), an increase in depreciation expense (as discussed above), offset by an increase in residence operating profits (rental and service revenue less residence operating expenses) of $59,325.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues. For the six month period ended June 30, 1998, revenues increased by $4,332,542, or 65.4%, to $10,960,760, compared to $6,628,218 in the six month period ended June 30, 1997. The increase in revenue is related primarily to newly developed and acquired communities. Overall average occupancy at the three stabilized communities increased slightly to 93.7 percent for the six month period ended June 30, 1998 from 93.2 percent for the same period in 1997.

Residence Operating Expenses. Residence operating expenses were $9,766,616 for the six month period ended June 30, 1998, and $4,333,901 for the same period in 1997. The increase of $5,432,715 is due primarily to $4,941,034 of start-up and pre-opening costs related to fifteen of the Company's new communities and $642,824 related to the acquisition of two stabilized communities, whereas the 1997 period included $245,128 of start-up and pre-opening costs related to three newly developed communities. Residence operating expenses for all stabilized communities totaled 64.4 percent and 62.8 percent of rental and service revenues for the six month periods ended June 30, 1998 and 1997, respectively.

General and Administrative Expenses. General and administrative expenses were $1,954,732 for the six month period ended June 30, 1998, compared to $1,362,851 for the six month period ended June 30, 1997. The increase of $591,881 is due primarily to an increase in development activities and operations related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $3,434,899 for the six month period ended June 30, 1998, and was $1,488,351 for the same period in 1997. The increase of $1,946,548 relates primarily to the newly developed and acquired communities.

Depreciation and Amortization. Depreciation and amortization expense was $355,552 for the six month period ended June 30, 1998, compared to $146,848 for the six month period ended June 30, 1997. The increase of $208,704 primarily relates to the capitalization of buildings, furniture and equipment for two newly developed communities, the purchase of vans for the Company's newly developed communities and the purchase of furniture and equipment for the Company's headquarters, all in connection with the implementation of the Company's growth plan.

Interest Income. Interest income decreased in the six month period ended June 30, 1998, to $155,922, from $222,591 for the same period in 1997, a decrease of $66,669.

Interest Expense. Interest expense increased in the six month period ended June 30, 1998, to $495,012 from $101,228 for the six month period ended June 30, 1997. The Company capitalized $1,815,925 and $372,192 of interest charges incurred during the six months ended June 30, 1998 and 1997, respectively.

Net Income (Loss). Net operating results decreased to a loss of $4,930,885 during the six month period ended June 30, 1998, from a loss of $540,266 for the same period in 1997. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), an increase in depreciation expense (as discussed above), an increase in interest expense (as discussed above), and a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $1,114,301.


Liquidity and Capital Resources

At June 30, 1998, the Company had approximately $1.7 million of working capital compared to a working capital deficit of approximately $4.3 million at December 31, 1997, an increase of $6.0 million of which $7.0 million resulted from the utilization of proceeds from the issuance by the Company of convertible subordinated notes, as described below, to repay short-term borrowings, offset primarily by expenditures related to development activities.

Net cash used in operating activities totaled $4,520,703 for the six month period ended June 30, 1998, which resulted primarily from a net loss, adjusted for depreciation and amortization, of $4,575,333.

Net cash used in investing activities totaled $21,409,469 for the six month period ended June 30, 1998, substantially all of which was used for land acquisition, development and construction costs. At June 30, 1998, the aggregate purchase price for the Company's options related to nine parcels of land was approximately $7.3 million. The Company has paid initial deposits relating to these sites and is in the process of completing the demographic analysis and other preliminary due diligence necessary to develop assisted living communities at these sites.

Net cash provided by financing activities totaled $28,368,733 during the six month period ended June 30, 1998, consisting of construction and equipment financing proceeds totaling $15,079,724, net proceeds from six financing transactions totaled $43,021,271, proceeds from issuance of convertible subordinated notes of $7,000,000, offset by repayment of short-term borrowings of $4,500,000, repayment of long-term debt of $31,426,443, prepayments and deposits for financing arrangements of $456,381, and payment of preferred stock dividends of $300,000.

During the remainder of 1998, the Company intends to utilize current working capital resources to develop and construct assisted living communities. The Company intends to finance a substantial portion of the cost of developing each new community through additional sale/leaseback transactions with real estate investment trusts ("REIT"), joint venture arrangements, as well as conventional financing with commercial banks and other financial institutions.

The Company has two current construction loans and an agreement with a REIT to provide construction funding for the Austin and two Scottsdale communities currently under construction. The Company has received a letter of intent from a commercial bank to provide construction financing for the Kent, Clackamas, Modesto, and Corvallis communities and the Company is currently discussing with several commercial banks the terms of potential loans with which the Company will construct new communities currently under development. Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes of the Company and agreed to purchase up to an additional aggregate amount of $6 million of convertible subordinated notes. As of August 7, 1998, a total of $7.0 million of convertible subordinated notes have been issued under this facility. The notes bear interest at 7.5 percent per annum and are convertible into the Company's common stock at an effective price of $7.50 per share. Interest on the notes is payable quarterly and all principal and unpaid interest on the notes is due March 31, 2008. The Company intends to utilize the proceeds to finance the Company's continued rapid expansion of internally developed communities, to repay short-term borrowings, and for general working capital purposes. The Company currently may issue up to an additional $3.5 million of notes under the terms of this facility.

The Company anticipates capital expenditures for the remainder of 1998 will include additional land acquisition costs, architectural fees, and other development costs related to at least 13 assisted living communities and construction costs related to at least 15 new assisted living communities. The Company's growth plan for the remainder of 1998 anticipates the completion of construction of its internally developed Regent community in Austin, Texas and one new Regent Court community in Scottsdale, Arizona. The Company has obtained all financing necessary to complete its development plan for 1998.

The Company currently anticipates completing construction on nine new Regent communities and five new Regent Court communities in 1999. The total cost to develop and construct the 14 communities planned for 1999, including the estimated initial operating deficits, will likely be between $80-90 million. A portion of these costs will be incurred during 1998. The Company anticipates that it will be able to obtain the financing, upon acceptable terms, necessary to complete the 14 communities planned for 1999 although it has not obtained any commitments for such financing other than a letter of intent to provide financing for four Regent Court communities. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital to complete construction and to fund the initial operating deficits of the 14 communities planned for 1999.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1998 annual meeting of shareholders at 10:30 a.m., PDT, on June 2, 1998, on the 31st Floor of the U.S. Bancorp Tower, 111 S.W. Fifth Avenue, Portland, Oregon.

The only matter submitted to a vote of the shareholders was the election of three directors. Proxies were solicited pursuant to Regulation 14A of the Exchange Act.

The following persons were elected by the following vote as directors for the stated terms:

                                         FOR                     ABSTAIN
                                         ---                     -------

Class II Term Expiring in 2001
------------------------------

Peter J. Brix                         6,028,185                    675
Stephen A. Gregg                      6,028,185                    675
Martha L. Robinson                    6,028,185                    675


Item 5.  Other Information

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after March 15, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company' 1999 annual meeting must be received at the principal executive offices of the Company no later than December 2, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:

         27       Financial Data Schedule

         Reports on Form 8-K

         None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By:  STEVEN L. GISH
     ------------------------------------               Date:  August 13, 1998
     Steven L. Gish
     Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------

   27.        Financial Data Schedule