Form 10QSB/A
period 1998-06-30
REGENT ASSISTED LIVING INC
filed 1998-08-14
CIK 1000693

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB/A
                                Amendment No. 1

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

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                                  June 30, 1998


                                      INDEX
                                      -----



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . .     1

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


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues. For the six month period ended June 30, 1998, revenues increased by $4,332,542, or 65.4%, to $10,960,760, compared to $6,628,218 in the six month period ended June 30, 1997. The increase in revenue is related primarily to newly developed and acquired communities. Overall average occupancy at the three stabilized communities decreased to 91.8 percent for the six month period ended June 30, 1998 from 94.7 percent for the same period in 1997.

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