Form 10QSB
period 1998-09-30
REGENT ASSISTED LIVING INC
filed 1998-11-13
CIK 1000693

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ending September 30, 1998

[ ]             TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

               Shares of Registrant's Common Stock, No par value,
                  outstanding at November 12, 1998 - 4,633,000

--------------------------------------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                               September 30, 1998


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1998
and December 31, 1997 .........................................................3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1997 .............................4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 .............................................5

Notes to Condensed Consolidated Financial Statements ..........................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ............9

PART II- OTHER INFORMATION

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K ....................................18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                          REGENT ASSISTED LIVING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 September 30,
                                                                         1998                  December 31,
                                                                   (Unaudited)                        1997
                                                                -------------                -------------
ASSETS

Current assets:
     Cash and cash equivalents                                  $   3,896,252                $   1,865,576
     Accounts receivable                                            1,128,134                      128,110
     Prepaid expenses                                                 270,156                      249,708
     Construction advances receivable                                  36,546                      123,670
                                                                -------------                -------------

        Total current assets                                        5,331,088                    2,367,064

Property and equipment,  net                                       59,801,798                   69,820,324
Investment in joint venture                                           378,463                      401,460
Restricted cash                                                     2,598,831                    2,361,993
Other assets                                                        2,294,692                      752,932
                                                                -------------                -------------

        Total assets                                            $  70,404,872                $  75,703,773
                                                                =============                =============


LIABILITIES

Current liabilities:
     Current portion of long-term debt                          $     268,371                $     218,881
     Short-term borrowings                                                  -                    4,500,000
     Construction accounts payable                                    972,380                      583,043
     Accounts payable and other accrued expenses                    1,821,072                      685,136
     Accrued payroll                                                  941,493                      502,568
     Accrued interest                                                 290,533                      179,963
                                                                -------------                -------------

        Total current liabilities                                   4,293,849                    6,669,591

Long-term debt                                                     43,753,762                   51,450,545
Convertible subordinated notes                                      9,000,000                            -
Deferred gains and development fees, net                            5,211,561                      898,802
Other liabilities                                                   1,295,085                      517,578
                                                                -------------                -------------

        Total liabilities                                          63,554,257                   59,536,516
                                                                -------------                -------------

Minority Interest                                                           -                      250,000
                                                                -------------                -------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized;
     1,666,667 shares issued and outstanding                        9,349,841                    9,349,841
Common stock, no par value, 25,000,000 shares authorized;
     4,633,000 shares issued and outstanding                       10,808,703                   10,808,703
Accumulated deficit                                               (13,307,929)                  (4,241,287)
                                                                -------------                -------------

        Total shareholders' equity                                  6,850,615                   15,917,257
                                                                -------------                -------------

        Total liabilities and shareholders' equity              $  70,404,872                $  75,703,773
                                                                =============                =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (Unaudited)                                     (Unaudited)

                                        Three Months Ended     Three Months Ended      Nine Months Ended        Nine Months Ended
                                        September 30, 1998     September 30, 1997      September 30, 1998      September 30, 1997

                                          ---------------        ---------------          --------------        ----------------


Revenues:
     Rental and service                       $8,864,178             $3,542,710             $19,722,689             $10,082,807
     Management fee                               42,867                 53,370                 145,116                 141,491
                                          ---------------        ---------------          --------------        ----------------

        Total revenues                         8,907,045              3,596,080              19,867,805              10,224,298
                                          ---------------        ---------------          --------------        ----------------

Operating expenses:
     Residence operating expenses              7,692,640              2,681,858              17,459,256               7,015,759
     General and administrative                1,258,457                871,058               3,213,189               2,233,909
     Lease expense                             2,687,297                914,776               6,122,196               2,403,127
     Depreciation and amortization               409,167                 88,646                 764,719                 235,494
                                          ---------------        ---------------          --------------        ----------------

        Total operating expenses              12,047,561              4,556,338              27,559,360              11,888,289
                                          ---------------        ---------------          --------------        ----------------

        Operating income (loss)               (3,140,516)              (960,258)             (7,691,555)             (1,663,991)

Interest income                                   76,634                 83,290                 232,556                 305,881
Interest expense, net                           (444,328)                 -                    (939,340)               (101,228)
Equity interest in joint venture                (170,503)                 -                    (203,560)                 -
Other income, net                                 (7,044)                (4,764)                (14,743)                 12,840
                                          ---------------        ---------------          --------------        ----------------

        Income (loss) before income taxes     (3,685,757)              (881,732)             (8,616,642)             (1,446,498)

Income tax benefit                                 -                      -                       -                      24,500
                                          ---------------        ---------------          --------------        ----------------

        Net income (loss)                    ($3,685,757)             ($881,732)            ($8,616,642)            ($1,421,998)
                                          ===============        ===============          ==============        ================

Basic earnings (loss) per common share            ($0.83)                ($0.22)                 ($1.96)                 ($0.40)
                                          ===============        ===============          ==============        ================

Diluted earnings (loss) per common share          ($0.83)                ($0.22)                 ($1.96)                 ($0.40)
                                          ===============        ===============          ==============        ================

Weighted average common shares outstanding:

     Basic                                     4,633,000              4,633,000               4,633,000               4,633,000
                                          ===============        ===============          ==============        ================

     Diluted                                   4,633,000              4,633,000               4,633,000               4,633,000
                                          ===============        ===============          ==============        ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 5
                          REGENT ASSISTED LIVING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               (Unaudited)
                                                                                Nine Months Ended     Nine Months Ended
                                                                                September 30, 1998    September 30, 1997
                                                                                 ----------------      ----------------

Cash flows from operating activities:
   Net income (loss)                                                               ($8,616,642)          ($1,421,998)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                 764,719               235,494
         Amortization of deferred gains and development fees                          (229,866)               (7,320)
         Equity interest in joint venture                                              203,560                   -
         Non-cash operating expense                                                     70,506                   -
         Changes in other assets and liabilities:
            Accounts receivable                                                       (170,616)               49,671
            Prepaid expenses                                                           (48,108)             (107,361)
            Deferred income taxes                                                          -                  33,100
            Other assets                                                              (699,007)               19,795
            Accounts payable and other accrued expenses                              1,685,431               (16,534)
            Other liabilities                                                          777,507               (20,781)
                                                                                   ------------          ------------
               Net cash used in operating activities                                (6,262,516)           (1,235,934)
                                                                                   ------------          ------------

Cash flows from investing activities:
   Maturity of investments, net                                                            -               2,939,448
   Purchases of property and equipment                                             (30,419,542)          (31,660,739)
   Increase in construction related accounts payable                                   389,337             1,076,157
   Investment in joint venture                                                        (118,563)              (66,340)
   Deposits to replacement reserve account, net                                        (38,814)               (5,482)
                                                                                   ------------          ------------
               Net cash used in investing activities                               (30,187,582)          (27,716,956)

Cash flows from financing activities:
   Repayment of short-term borrowings                                               (4,500,000)            1,532,205
   Proceeds from issuance of long-term debt                                         23,590,924            22,664,466
   Payments on long-term debt                                                      (31,488,217)             (118,041)
   Construction advances                                                                87,124               922,038
   Prepayments and deposits for financing arrangements, net                           (762,524)             (234,364)
   Restricted cash for financing arrangements, net                                    (198,024)             (724,469)
   Deferred fees from financing arrangements                                           180,219               730,000
   Proceeds from financing arrangements                                             43,021,272                   -
   Proceeds from issuance of convertible subordinated notes                          9,000,000                   -
   Contributions by minority partner                                                       -                 250,000
   Preferred stock issuance costs                                                          -                (600,159)
   Preferred stock dividends                                                          (450,000)             (476,230)
                                                                                   ------------           -----------
               Net cash provided by financing activities                            38,480,774            23,945,446
                                                                                   ------------           -----------

               Net increase (decrease) in cash and cash equivalents                  2,030,676            (5,007,444)

Cash and cash equivalents, beginning of period                                       1,865,576             8,650,817
                                                                                   ------------           -----------
Cash and cash equivalents, end of period                                            $3,896,252            $3,643,373
                                                                                   ============           ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest                                                           $3,117,091              $997,896
                                                                                   ============           ===========

Supplemental disclosure of non-cash investing and financing activities:

   Long-term debt incurred to acquire minority interest                               $250,000                   -
                                                                                   ============           ===========
   Sale of property and equipment to joint venture                                    $967,408                   -
                                                                                   ============           ===========

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

     The results of operations for the nine months ended September 30, 1998, reflect the operations of fifteen new assisted living communities, one of which was managed for a portion of the period; five stabilized assisted living communities, one of which was managed for a portion of the period; fees from the management of five communities (two which were converted to leases); and pre-opening costs related to two additional newly developed communities that had not yet commenced rental activities during the period. The results of operations for the nine months ended September 30, 1997, reflect the operations of one new and four stabilized assisted living communities, fees from the management of two communities, and pre-opening costs related to ten additional newly developed communities that had not yet commenced rental activities during the period.

     As of November 12, 1998, the Company had also commenced operations at its new assisted living community in Austin, Texas; is awaiting licensure of its new Regent Court stand-alone Alzheimer's community in Scottsdale, Arizona; and had an additional 21 assisted living communities (including four Alzheimer's communities) in various stages of construction and development.


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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     The accompanying unaudited condensed consolidated financial statements as of September 30, 1998, and for the three month and nine month periods ended September 30, 1998 and 1997, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997, is derived from the Company's Form 10-KSB for the year ended December 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

     Operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1998.


2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                                     September 30,        December 31,
                                                         1998                 1997
                                                     -------------        ------------


          Land                                        $3,091,300         $ 1,730,810
          Buildings and improvements                  29,388,304          12,713,346
          Furniture and equipment                      2,903,639           1,512,868
          Construction in progress                    25,592,036          54,429,419
                                                     -----------          ----------

                                                      60,975,279          70,386,443

          Less accumulated depreciation
              and amortization                         1,173,481             566,119
                                                     -----------          ----------

              Total property and equipment, net      $59,801,798         $69,820,324
                                                     ===========         ===========

     Land, buildings and certain furniture and equipment serve as collateral for long-term debt.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued

3.   Administrative Services Agreement:

     Pursuant to the terms of an Administrative Services Agreement, the Company provides executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services, and other management services as required by Bowen Property Management Co., Bowen Financial Services Corp., Bowen Development Company and Bowen Condominium Marketing, Inc., all of which are Oregon corporations that are wholly owned or controlled by Mr. Bowen, the Company's Chairman, President, and Chief Executive Officer. Under the terms of the agreement, the Company will be reimbursed at its cost on a monthly basis for all services provided.


4.   Earnings (Loss) Per Common Share:

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128). Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $150,000 and $450,000 for the three month and nine month periods ended September 30, 1998, respectively.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of this Statement will have no impact on the Company's reported results.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported a net loss of $3,685,757, or $0.83 per diluted share, on revenues of $8,907,045 for the three months ended September 30, 1998. For the nine months ended September 30, 1998, the Company reported a net loss of $8,616,642, or $1.96 per diluted share, on revenues of $19,867,805.

     Current Communities. The table below sets forth certain information regarding the Company's communities at September 30, 1998.

                                         Operations
Community                Location        Commenced      Units(1)    Beds(2)     Interest
---------                --------        ----------     --------    -------     --------

Oregon
   Park Place            Portland          1986           112         112       Lease(3)
   Regency Park          Portland          1987           122         142       Lease
   Sheldon Park          Eugene            1998           108         124       Lease
Washington
   Northshore House      Kenmore           1998            85          98       Manage(4)
   Sterling Park         Redmond           1990           162         192       Lease
California
   Laurel Springs        Bakersfield       1998           113         127       Own
   Orchard Park          Clovis            1998           112         128       Lease
   Summerfield House     Vacaville         1998           109         126       Own
   Sun Oak               Citrus Heights    1997            40          50       Manage
   Sunnyside Court       Fremont           1998            40          78       Lease
   Sunshine Villa        Santa Cruz        1990           106         126       Lease
   The Palms             Roseville         1998            93         108       Lease
   Villa Sera            Salinas           1998           150         150       Manage
   Willow Creek          Folsom            1997           104         117       Lease
Idaho
   West Wind             Boise             1997            48          52       Lease
   Willow Park           Boise             1997           117         130       Lease
Nevada
  Mira Loma              Henderson         1998           115         133       Own
New Mexico
   Sandia Springs        Rio Rancho        1998           109         126       Lease
Texas
   Hamilton House        San Antonio       1997           116         135       Lease
Arizona
   Canyon Crest          Tucson            1998           117         137       Lease
Wyoming
   Aspen Wind            Cheyenne          1998            77          77       Lease
   Meadow Wind           Casper            1998            53          53       Lease
   Spring Wind           Laramie           1998            53          53       Lease
Totals                                                  2,261       2,574
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

(4) A limited liability company in which the Company owns a 50 percent interest owns this community.

As of November 12, 1998, the Company had also commenced operations at its Austin, Texas community and is awaiting licensure of its Regent Court community in Scottsdale, Arizona:

       Location               No. of Units         No. of Beds          Interest
       --------               ------------         -----------          --------
Austin, Texas                     117                  137                Own
Scottsdale, Arizona                24                   48                Lease

Also, as of November 12, 1998, the Company had commenced construction on the following new communities:

                               Projected         Expected Quarter
       Location               No. of Beds            Opening            Interest
       --------               -----------            -------            --------
Modesto, California                48                1st-99                Own
Clackamas, Oregon                  48                2nd-99                Own
Kent, Washington                   48                2nd-99                Manage(1)
Scottsdale, Arizona               115                2nd-99                Own
Corvallis, Oregon                  48                4th-99                Own
Mesa, Arizona                     132                1st-00                Own

(1) A limited liability company in which the Company owns a 10 percent interest owns this community.

The Company is engaged in various stages of development on 15 additional new communities. If these 15 communities are completed, then, together with the communities currently under construction, total operations of the Company will increase by approximately 1,900 beds to a total of approximately 4,600 beds. The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in
Note 2 to the condensed consolidated financial statements.

Operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of future financial performance as the Company intends to expand its operating base of communities.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues. For the three month period ended September 30, 1998, revenues were $8,907,045 compared to $3,596,080 in the three month period ended September 30, 1997. The Company operated twenty communities and managed two communities in the third quarter of 1998. The Company operated five communities and managed two in the third quarter of 1997. The increase in revenue of $5,310,965 or 147.7 percent, includes $5,094,471 of revenue from newly opened and acquired communities and an increase in revenue of $226,997 at the Company's three communities that had stabilized occupancy at the beginning of both periods. Overall average occupancy at these three communities increased to 95.6 percent for the three month period ended September 30, 1998, whereas occupancy was 91.0 percent for the same period in 1997. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent.

Residence Operating Expenses. Residence operating expenses were $7,692,640 for the three month period ended September 30, 1998, and $2,681,858 for the same period in 1997, an increase of $5,010,782. The current period includes $4,858,937 of start-up and pre-opening costs related to seventeen of the Company's newly developed communities and $668,446 of residence operating expenses related to the acquisition of two stabilized communities, whereas the 1997 period included $559,764 of start-up and pre-opening costs related to eleven newly developed communities and $130,124 of residence operating expenses related to the acquisition of one stabilized community. Residence operating expenses for the Company's five stabilized communities totaled 63.6 percent of rental and service revenues for the three month period ended September 30, 1998, and was 62.7 percent for the three month period ended September 30, 1997, for four stabilized communities, one of which was acquired during the period.

General and Administrative Expenses. General and administrative expenses were $1,258,457 for the three month period ended September 30, 1998, compared to $871,058 for the three month period ended September 30, 1997. The increase of $387,399 is due primarily to an increase in development activities and operations, including payroll, travel, and other overhead related costs related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's sixteen leased communities was $2,687,297 for the three month period ended September 30, 1998, and was $914,776 for the Company's four communities leased during the same period in 1997. The increase of $1,772,521 relates primarily to the opening of two newly developed communities, the sale-leaseback of five newly developed communities and the lease-acquisition of five communities, all of which have occurred since the end of the third quarter of 1997.

Depreciation and Amortization. Depreciation and amortization expense was $409,167 for the three month period ended September 30, 1998, compared to $88,646 for the three month period ended September 30, 1997. The increase of $320,521 relates primarily to the capitalization of buildings, furniture, equipment and vans for newly developed communities.

Interest Income. Interest income decreased slightly in the three month period ended September 30, 1998, to $76,634 from $83,290 for the same period in 1997. Interest income resulted from the investment of cash and cash equivalents in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. Interest expense was $444,328 for the three month period ended September 30, 1998. The Company reported no interest expense for the three months ended September 30, 1997. The Company capitalized $531,471 and $523,390 of interest charges incurred during the three months ended September 30, 1998 and 1997, respectively. The capitalized interest offsets substantially higher interest costs incurred by the Company in the current period arising from increased borrowing for construction purposes and interest related to the convertible subordinated notes.

Equity Interest in Joint Venture. For the three month period ended September 30, 1998, the Company reported a loss of $170,503 which is the primary result of start-up and pre-opening costs related to one community in which the Company owns less than a majority ownership interest.

Net Income (Loss). Net operating results decreased to a loss of $3,685,757 during the three month period ended September 30, 1998, from a loss of $881,732 for the same period in 1997. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), an increase in interest expense (as discussed above), an increase in depreciation expense (as discussed above), offset by an increase in residence operating profits (rental and service revenue less residence operating expenses) of $310,686.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues. For the nine month period ended September 30, 1998, revenues increased by $9,643,507 or 94.3% to $19,867,805 compared to $10,224,298 in the nine month period ended September 30, 1997. The increase in revenue is related primarily to revenue from newly developed and acquired communities. Overall average occupancy at the Company's three communities that had stabilized occupancy at the beginning of both periods decreased to 93.1 percent for the nine month period ended September 30, 1998 from 93.4 percent for the same period in 1997.

Residence Operating Expenses. Residence operating expenses were $17,459,256 for the nine month period ended September 30, 1998, and $7,015,759 for the same period in 1997, an increase of $10,443,497. The current period includes $9,799,971 of start-up and pre-opening costs related to seventeen of the Company's new communities and $1,311,271 of residence operating expenses related to the acquisition of two stabilized communities, whereas the 1997 period included $804,892 of start-up and pre-opening costs related to eleven newly developed communities and $130,124 of residence operating expenses related to the acquisition of one stabilized community. Residence operating expenses totaled 64.1 percent of rental and service revenues for the nine month period ended September 30, 1998 for the Company's five stabilized communities, one of which was acquired during the period, and 62.7 percent for the nine month period ended September 30, 1997, for four stabilized communities, one of which was acquired during the period.

General and Administrative Expenses. General and administrative expenses were $3,213,189 for the nine month period ended September 30, 1998, compared to $2,233,909 for the nine month period ended September 30, 1997. The increase of $979,280 is due primarily to an increase in development activities and operations related to the implementation of the Company's strategy for rapid growth.

Lease Expense. Lease expense for the Company's leased communities was $6,122,196 for the nine month period ended September 30, 1998, and was $2,403,127 for the same period in 1997. The increase of $3,719,069 relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

Depreciation and Amortization. Depreciation and amortization expense was $764,719 for the nine month period ended September 30, 1998, compared to $235,494 for the nine month period ended September 30, 1997. The increase of $529,225 primarily relates to the capitalization of buildings, furniture and equipment and the purchase of vans for the Company's newly developed communities.

Interest Income. Interest income decreased in the nine month period ended September 30, 1998, to $232,556 from $305,881 for the same period in 1997, a decrease of $73,325.

Interest Expense. Interest expense increased in the nine month period ended September 30, 1998, to $939,340 from $101,228 for the nine month period ended September 30, 1997. The Company capitalized $2,288,321 and $895,582 of interest charges incurred during the nine months ended September 30, 1998 and 1997, respectively.

Equity Interest in Joint Venture. For the nine month period ended September 30, 1998, the Company reported a loss of $203,560 which is the primary result of start-up and pre-opening costs related to one community in which the Company owns less than a majority ownership interest.

Net Income (Loss). Net operating results decreased to a loss of $8,616,642 during the nine month period ended September 30, 1998, from a loss of $1,421,998 for the same period in 1997. The decrease in net results is primarily due to an increase in general and administrative expenses (as discussed above), an increase in lease expense (as discussed above), an increase in depreciation expense (as discussed above), an increase in interest expense (as discussed above), and a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $803,615.


Liquidity and Capital Resources

At September 30, 1998, the Company had approximately $1.0 million of working capital compared to a working capital deficit of approximately $4.3 million at December 31, 1997. The increase of $5.3 million is the result of $9 million in proceeds from the issuance by the Company of convertible subordinated notes, as described below, $10.7 million of net proceeds from financing arrangements, offset by a $7.8 million net loss from operations adjusted for non-cash items and $30.2 million of expenditures related to development activities offset by $23.6 million in additional long term indebtedness.

Net cash used in operating activities totaled $6,262,516 for the nine month period ended September 30, 1998, which resulted primarily from a net loss of $8,616,642, adjusted for depreciation and amortization of $764,719, and an increase in accounts payable and other accrued expenses of $1,685,431. The increase in accounts payable and other accrued expenses is attributable to the increase in the number of communities under operation.

Net cash used in investing activities totaled $30,187,582 for the nine month period ended September 30, 1998, substantially all of which was used for land acquisition, development and construction costs. At September 30, 1998, the aggregate purchase price for the Company's options related to seven parcels of land was approximately $5.5 million. The Company has paid initial deposits relating to these sites and is in the process of completing the demographic analysis and other preliminary due diligence necessary to develop assisted living communities at these sites.

Net cash provided by financing activities totaled $38,480,774 during the nine month period ended September 30, 1998, consisting of construction and equipment financing proceeds totaling $23,590,924, proceeds from financing arrangements totaling $43,021,272, proceeds from issuance of convertible subordinated notes of $9,000,000, offset by repayment of short-term borrowings of $4,500,000, repayment of long-term debt of $31,488,217, prepayments and deposits for financing arrangements of $762,524, and payment of preferred stock dividends of $450,000.

During the remainder of 1998, the Company intends to utilize current working capital resources to develop and construct assisted living communities including stand-alone Alzheimer's care communities. The Company intends to finance a substantial portion of the cost of developing each new community through additional sale-leaseback transactions with real estate investment trusts ("REIT"), joint venture arrangements, as well as conventional financing with commercial banks and other financial institutions.

The Company has an aggregate of $11.2 million in loans from which it will construct the Scottsdale and Modesto communities. As of September 30, 1998, approximately $6.9 million remains to be drawn on these loans to fund construction activities and debt service reserves. The Company has signed a letter of intent with a REIT pursuant to which the Company intends to sell its Clackamas, Corvallis, Las Vegas and Mesa sites to the REIT, construct communities on each site for the REIT, and lease the communities from the REIT upon their completion. The same commitment provides for the sale-leaseback of the Company's Henderson and Austin communities. The Company also is currently discussing with commercial banks and REITs the terms of potential financing with which the Company will construct new communities currently under development. Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all.

On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes of the Company and agreed to purchase up to an additional aggregate amount of $6 million of convertible subordinated notes. As of November 12, 1998, a total of $9.0 million of convertible subordinated notes have been issued under this facility. Subject to final documentation, the Company and the purchasers have agreed that no additional notes will be issued. The notes bear interest at 7.5 percent per annum and are convertible into the Company's common stock at an effective price of $7.50 per share. Interest on the notes is payable quarterly and all principal and unpaid interest on the notes is due March 31, 2008.

The Company anticipates capital expenditures for the remainder of 1998 will include additional land acquisition costs, architectural fees, and other development costs related to at least 19 assisted living communities and construction costs related to at least six new assisted living communities.

The Company currently anticipates completing construction on three new Regent communities and four new Regent Court communities in 1999. Previously, the Company announced that it intended to complete construction on nine new Regent communities and five new Regent Court communities in 1999. The Company has revised its plan due to delays experienced with obtaining building permits and other governmental approvals for some of its sites, and delays in closing construction financing. The total cost to develop and construct the seven communities planned for 1999, including the estimated initial operating deficits, will be approximately $41 million. The Company has obtained financing, or commitments for financing, necessary to complete five of these communities. The Company anticipates that it will be able to obtain the financing, upon acceptable terms, necessary to complete the remaining two communities planned for 1999. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital to complete construction and to fund the initial operating deficits of the seven communities planned for 1999.

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

If the Company were unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company expects that its plan to develop an additional five Regent Communities and four Regent Court communities by the end of 1999 would likely be delayed or curtailed. Furthermore, if the Company expands its growth plan, development activities do not result in the construction of a community on the site, the Company experiences a decline in the operations of its current communities or the Company does not achieve and sustain anticipated occupancy levels at its new communities, then the Company may require additional financing to complete its growth plan.

Year 2000 Disclosure

"Year 2000 issues" relate to the result of computer programs having been written using two digits rather than four to define the applicable year. Computer programs and electronic devices that utilize date sensitive software or information may recognize a date using the "00" as the year 1900 rather than the year 2000. This recognition could result in a system failure or miscalculations causing disruptions of operations or the inability of suppliers of material services and products to continue supporting the Company's operations.

The Company has assessed its readiness in regard to Year 2000 issues. The Company believes that all material hardware and software utilized in its operations and, specifically, in its accounting systems, is Year 2000 compliant or that Year 2000 compliant versions are available to the Company for installation during the normal course of replacing or updating such systems prior to November 30, 1999. The financial impact of any change is not anticipated to be material to the financial position or results of the Company's operations.

The Company believes it has adequate alternatives to counteract potential Year 2000 issues that may arise with its internally utilized software and hardware if the assurances of relevant vendors are incorrect. The Company believes the primary risks from Year 2000 issues to its operations and prospects are the potential inability of the Company's commercial banks to permit access to the Company's accounts and of utility companies to continuing supplying utilities to the Company's communities. The Company does not have a contingency plan in effect at this time to guard against such events.

The Company is in the process of obtaining Year 2000 compliance letters and reports from suppliers of material services and products. To date, no such supplier has indicated an inability to continue supplying material products and services to the Company after January 1, 2000, although most are in the process of evaluating and updating their internal systems and cannot yet assure the Company that their systems are Year 2000 compliant. Accordingly, the Company does not expect that Year 2000 issues will have a material adverse effect upon the Company's operations or prospects. However, there can be no assurances that the systems of other companies on which the Company's operations or systems rely will be timely remediated or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Company.

Forward-Looking Statements

The information set forth in this report in the sections entitled "Overview" and "Liquidity and Capital Resources" regarding the Company's acquisition of sites for development, the Company's development, construction, financing and opening of new assisted living communities, and the Company's plans to develop, construct and operate new Regent Court communities constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. The development of additional assisted living communities will involve a number of risks including, without limitation, the risk that the Company will be unable to locate suitable sites, risks relating to the inability to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations, environmental risks, risks that construction costs may exceed original estimates, risks that construction and lease-up may not be completed on schedule, and risks relating to the competitive environment for development. The foregoing risks could cause the Company to significantly delay or curtail its planned growth and could cause one or more of the Company's new communities to not be profitable. Additional factors that could cause results to differ materially from those projected in the forward-looking statements include, without limitation, the ability of the Company to raise additional financing upon terms acceptable to the Company, the extent to which the Company's efforts to obtain financing are affected by current liquidity issues that have adversely impacted national and international financial markets, increases in the costs associated with new construction, competition, and acceptance of the Company's prototype community in new geographic markets. The Company's growth strategy is subject to the risk that occupancy rates at newly-developed communities may not be achieved or sustained at expected levels, in which case, the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will likely increase. Furthermore, the Company's growth will place increasing pressure on the Company's management controls and require the Company to locate, train, assimilate, and retain additional community managers and support staff. There is no assurance that the Company will be able to manage this growth successfully.

PART II - OTHER INFORMATION


Item 5. Other Information.

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after March 15, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for the inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 2, 1998.


Item 6. Exhibits and Reports on Form 8-K.

        Exhibits:

        27       Financial Data Schedule

        Reports on Form 8-K

        None


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By:------------------------------      Date:  November 12, 1998
   Steven L. Gish
   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.     EXHIBIT DESCRIPTION
-----------     -------------------

    27.         Financial Data Schedule