Form 10KSB
period 1998-12-31
REGENT ASSISTED LIVING INC
filed 1999-03-30
CIK 1000693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1998 or

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

State issuer's revenues for its most recent fiscal year:  $30,419,195

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 26, 1999: $6,681,825

State the number of shares of Common Stock outstanding at March 20, 1998:
4,633,000

                       Documents Incorporated by Reference

                                                  Part of Form 10-KSB into
Document                                          which incorporated
--------                                          ------------------

Proxy Statement for 1999 Annual                   Part III
  Meeting of Shareholders

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------


Item of Form 10-KSB                                                         Page
-------------------                                                         ----

PART  I

    Item 1 -     Description of Business                                      1

    Item 2 -     Description of Property                                     12

    Item 3 -     Legal Proceedings                                           15

    Item 4 -     Submission of Matters to a Vote of Security Holders         16

    Item 4(a) -  Executive Officers of the Registrant                        16

PART II

    Item 5 -     Market for Common Stock
                 and Related Stockholder Matters                             18

    Item 6 -     Management's Discussion and Analysis
                 or Plan of Operation                                        18

    Item 7 -     Financial Statements                                        26

    Item 8 -     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                      26

PART III

    Item 9 -     Directors, Executive Officers and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act           26

    Item 10 -    Executive Compensation                                      27

    Item 11 -    Security Ownership of Certain Beneficial
                 Owners and Management                                       27

    Item 12 -    Certain Relationships and Related Transactions              27

    Item 13 -    Exhibits and Reports on Form 8-K                            27

SIGNATURES                                                                   31

                                     PART I


Item 1.  Description of Business

Overview and Background
-----------------------

     The Company is an owner, operator, and developer of private-pay assisted living communities including stand-alone Alzheimer's care communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services, and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence. The Company's founder, Walter C. Bowen, helped pioneer the development of assisted living communities in the late 1980s, and the Company's senior management collectively has more than 50 years of experience in the acquisition, development, and management of assisted living communities.

     The Company continues to enhance its position as a leading provider of assisted living services in the western United States. During 1998, the Company increased its number of assisted living communities from 9 to 25, or 178 percent, and the number of beds owned, leased, or managed increased by 160 percent from 1,063 to 2,762. During 1998, the Company completed the sale of $9.0 million in Convertible Subordinated Notes and closed approximately $100.0 million in project-based financings. The Company also increased its revenues to $30.4 million from $14.0 million in 1997.

     The Company believes that high-quality assisted living services can be more efficiently and profitably provided in its prototypical communities than in existing facilities that could be converted to use as an assisted living community. Thus, in 1996 the Company began an aggressive expansion program of acquiring sites in select markets in the western United States and beginning the development and construction of new communities. This program resulted in dramatic increases in both the number of communities and beds under operation in both 1997 and 1998. Furthermore, during that time period the Company continued making selective acquisitions of existing communities that complement the Company's planned development of prototypical communities. In 1998, the Company opened eleven internally developed communities, began managing an additional community, and acquired four communities - adding a total of 1,699 additional beds to the Company's operations.

     As of March 29, 1999, the Company operated a total of 2,810 beds. Furthermore, at that time an additional four communities were under construction which include 353 beds. When these communities are completed, the Company will then operate 3,163 beds. Additionally, the Company has seventeen sites in various stages of development.

Assisted Living
---------------

     The assisted living industry has evolved over the past 15 years in response to pressure from the public to contain spiraling medical and other health care related costs and because of the opportunity assisted living provides to allow senior citizens to "age in place" in a residential environment. Assisted living offers a combination of housing and personalized health and support services for senior citizens who cannot live completely independently but who do not require the 24-hour medical care provided by a skilled nursing facility. Skilled care typically also costs much more than that provided at an assisted living community.

     Generally, assisted living residents require higher levels of care than residents in congregate care but lower levels of care than patients in skilled nursing facilities. In addition to housing and meals (the services commonly provided in a congregate care facility), assisted living communities provide a range of personal care and support services designed to meet the individual needs of residents, including instrumental activities of daily living ("IADLs") such as laundry and transportation services. Additionally, assisted living residents often require assistance with activities of daily living ("ADLs") such as bathing, dressing, incontinence care, and taking medications but generally are not bed-ridden and can often provide various degrees of self-care. Assisted living seeks to encourage residents to live as independently as possible, emphasizing quality care while treating residents with dignity and respect.

Business Strategy
-----------------

     The principal elements of the Company's business strategy are described below.

     Personalized Quality Care. The Company's primary focus is to provide high-quality personalized care for each resident. The Company seeks to provide a wide range of high-quality services and care tailored to the needs of its residents in an attractive, home-like environment. The Company has established quality assurance programs to ensure that high-quality services are being provided to every resident in its communities. These programs include periodic surveys of the residents, their families, and community staff and the formation at each community of a resident council, consisting of residents and their families, to assist in evaluating the services provided to residents. The Company provides a toll-free number that families of residents can use to make recommendations or register complaints and frequently includes comment cards with resident billings. The Company also attempts to achieve high-quality care through the establishment of operational standards and performance goals. These standards and goals apply to each of the Company's communities and relate to such matters as health services, food service, housekeeping, maintenance, and administration.

     Special Needs. A significant component of the Company's business is providing services and activities required by residents afflicted with Alzheimer's disease and other age-related dementia. Each of the Company's internally developed assisted living communities is designed with a special "Kingswood" unit located in a separate wing or area of the community that will have its own dining facilities, resident lounge areas, and specially-trained staff. The physical separation of the special needs unit from the rest of the community enables special needs residents to receive the unique care they require with a minimum of disruption to other residents. The Company has also developed and operates its "Regent Court" stand-alone Alzheimer's care communities that are specially designed to serve residents with special needs.

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

     High Quality and Private Payor Focus. The Company seeks private pay residents to the greatest extent possible. Private pay residents occupied approximately 95 percent of the Company's units at the end of 1998. The Company believes that caring for private pay residents is more profitable because the Company is able to charge market rates for its extensive, high-quality services without regard to government-imposed cost containment pressures. In 1998 the Company generated $27,762 of revenue per occupied bed. The Company will continue to focus its development efforts in communities with median incomes sufficient to support the Company's full service approach to assisted living.

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

     Education and Training. The Company believes that education, training, and development increase the effectiveness of its employees which in turn generates enhanced employee and resident satisfaction and decreases employee and resident turnover. Managers, on-site marketing directors, and other administrative personnel receive periodic training both at the community and at the Company's corporate office. The Company, through ongoing in-service training, maintains a highly trained staff that is responsive to the changing needs of the Company's residents.

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

     Growth and Development. The Company intends to increase the number of communities it operates primarily through the development of new communities based upon the Company's three prototypes. See "Principal Product Lines." The Company will also undertake acquisitions when it locates suitable properties, however the Company believes that because there are few acceptable stand-alone assisted living communities, such acquisitions will continue to be limited. Nonetheless, the Company may pursue opportunistic acquisitions of congregate care or other facilities that are suitable for conversion to its operating model. The Company may also in the future acquire or enter businesses ancillary to the operation of assisted living communities, such as a retail pharmacy or rehabilitation therapy business.

Principal Services
------------------

     Services provided to residents of the Company's communities are designed to respond to their individual needs; promote independence, dignity and choice; and improve their quality of life. Services are available 24 hours a day to meet both anticipated and unanticipated needs. General services include the provision of three meals per day, laundry, housekeeping, transportation, activities, and medication maintenance. Available support services include personal care and routine nursing care, social and recreational services, transportation, and other special services needed by the resident. Personal care includes services such as bathing, dressing and grooming, as well as assistance with personal hygiene, ambulation, and eating. Other services include assistance with banking, grocery shopping and pet care.

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

     The following table summarizes the services associated with each level of care provided by the Company:

--------------------------------------------------------------------------------
                            Graduated Levels of Care

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

Special Needs (Alzheimer's Disease and Age-Related Dementia)

     Level One     o  Required assisted living services
                   o  Direct hands-on assistance, behavioral intervention and redirection as needed

     Level Two     o  All Special Needs Level One services, plus routine
                      hands-on assistance with ADLs and personal care,
                      including
                      - Incontinence care
                      - Bathing and dressing
                      - Mobility and/or ambulation assistance
                   o  Increased frequency of certain services and increased
                      supervision
--------------------------------------------------------------------------------

     The Company estimates that, of the current residents in its communities,
40.8 percent require assisted living level one care, 23.3 percent require assisted living level two care, 12.2 percent require assisted living level three care, 10.8 percent require special needs level one care and 6.6 percent require special needs level two care. Additionally, 6.3 percent of the Company's residents do not require assistance with activities of daily living and are therefore excluded from the above care level percentages. The Company charges a variety of rates depending upon the level of care required and whether the resident chooses to live alone or in a companion suite. Geographic location, local wages and operating costs also affect the Company's rates. As of December 31, 1998, the following range of rates were charged by the Companies communities:

                                                Low              High
                                                ---              ----
          Assisted Living

                   Level One                 $1,595            $3,195
                   Level Two                 $1,795            $3,585
                   Level Three               $1,995            $4,095

          Special Needs

                   Level One                 $2,895            $4,875
                   Level Two                 $3,195            $5,175

Residents are also required to pay the Company a nonrefundable community fee prior to admission and, in some locations, refundable security deposits.

Principal Product Lines
-----------------------

     The Company currently provides its services in assisted living communities including stand-alone Alzheimer's care communities. The existing communities offer numerous services and activities designed to meet the varying needs of the residents, including the unique services required by residents afflicted with Alzheimer's disease or other age-related dementia ("special needs"). This community concept is generally identified by the Company as a "Regent" community and is the genesis of the Company's prototypical community, three of which opened in 1997 and ten of which opened in 1998. The Company recently developed a "Regent House" model, a smaller community than the "Regent" and variable in size to meet differing market demands. The Regent House maintains the operational efficiencies and resident and service focus of the Regent model. The Company has also developed its "Regent Court" community at which it provides services solely to residents with special needs. The first Regent Court opened in 1998.

     (i)  Regent

               The "Regent" is the Company's primary stand-alone assisted living community model. This prototype design has been developed and refined through the Company's experience as an operator of its early assisted living communities, which also contain a significant portion of the important attributes of the Regent prototype. Use of this prototype will continue to allow the Company to control development costs and maintain efficiency in development and operations.

               The prototypical Regent community is a stand-alone assisted living community containing from 90 to 135 assisted living beds, with between 10 and 20 percent of the total generally comprising the Kingswood Alzheimer's unit. A "stand-alone" assisted living community is a community devoted entirely to assisted living, as distinct from other models that may offer assisted living units in a separate wing or floor as well as other forms of long-term care such as congregate care or skilled nursing.

               Regent communities generally range in size from 60,000 to 86,000 square feet and are generally built on parcels ranging in size from three to six acres. The buildings are two or three stories, depending upon site restrictions, and of wood frame, fire-rated construction. The exterior features are designed to be compatible with the predominant architectural designs of the area and with an emphasis on a residential versus institutional appearance. Individual units range in size from 320 square feet for a studio to 450 square feet for a one-bedroom apartment. Two-bedroom units are approximately 755 square feet in size. In some locations the Company is developing a small number of 900 square foot two-bedroom cottages next to the community for occupancy by a spouse of a community's resident or for those who do not require the more intensive services offered within the community.

     (ii) Regent House

               In addition to the larger Regent prototype, the Company has developed a smaller version for markets in which there currently is less demand for assisted living services. The smaller "Regent House" community will be approximately 40,000 to 55,000 square feet and be comprised of between 72 and 90 beds, generally with at least 24 beds comprising the Kingswood Alzheimer's unit. The community is designed with the same operational efficiencies and resident living and service considerations as the larger model, including similar sized living units, but with generally smaller lounge, dining, and recreation areas to reflect the lower resident population.

               The interior layout of each Regent House is designed to promote efficient delivery of services and resident independence. Circulation is organized around a core area on the ground level which contains the kitchen and common dining area, administrative offices, a commercial laundry, a private dining room, lounge, day room and public restrooms. Elevators are conveniently located for easy access to all common areas and resident units. Each Regent House community is expected to contain a Kingswood Alzheimer's unit which is designed to house, and address the needs of, residents afflicted with Alzheimer's disease and other age-related dementia. The special needs units are located in a separate wing or area of the community and have their own dining communities, resident lounge areas, and specially trained staff. The physical separation of the Kingswood unit from the rest of the community enables special needs residents to receive the unique care they require with a minimum of disruption to other residents.

     (iii) Regent Court

               The "Regent Court" is a specially designed community solely for residents afflicted with Alzheimer's disease or other age-related dementia. The typical Regent Court resident will have cognitive difficulties, impaired motor functions, may be wander prone, and may have incontinence. Accordingly, as with the Kingswood unit of the Regent community, these communities will be much smaller than the Regent or Regent House, typically 22,000 to 26,000 square feet in a one-story configuration, and typically will service up to 48 residents within its 24 units.

               The Regent Court's 24 units are divided into four "neighborhoods" of equal size. Both the overall layout and that of each neighborhood are designed to provide an ideal therapeutic living environment and promote the efficient delivery of services. Generally, two neighborhoods will be reserved for those residents with a high level of function and two for those with lower levels of function. The community is designed in this manner with the primary goal of providing high-quality care to special needs residents who require personalized care while providing for maximum efficiencies of operation. Because the residents generally are easily agitated and confused, organizing care within separate neighborhoods permits the Company to assign staff to a specific neighborhood in caregiver clusters. This permits the Company to minimize each resident's exposure to multiple persons and allows staff to more thoroughly learn about and provide for a resident's special needs. Each neighborhood is connected to the others and to the main administrative area by a series of hallways, walkways, and a courtyard. Furthermore, due to the propensity of the Regent Court's residents to wander, exterior pathways will be secured with fences to provide maximum independence to the residents while also insuring their safety. Some Regent Courts will also feature covered walkways to permit residents opportunities for exercise on inclement days.

Development of Additional Communities
-------------------------------------

     The Company plans to continue its growth primarily through construction of new Regent, Regent House, and Regent Court prototype communities in selected markets in the western United States. In February 1999, the Company began operating its second Regent Court community. During the remainder of 1999, the Company plans to complete construction of and begin operating one Regent and two additional Regent Court communities. Upon completion of these transactions, the Company will have a total of approximately 3,000 beds under operation by December 31, 1999. An unrelated third party has commenced construction of a 142-bed Regent community the Company expects to begin operating under a long-term lease in 2000. Furthermore, during 1999, the Company plans to commence construction on up to ten additional communities comprising approximately 1,000 beds.

     The Company surpassed its initial development goal, expressed at the time of its initial public offering, to develop twelve Regent communities by December 31, 1998. However, for several reasons, the Company will not realize its subsequent goal of opening an additional 1,250 beds during 1999, and instead expects to achieve that goal by the end of the second quarter of 2000. The primary reasons for this delay are the overall tightening in the credit and equity markets and additional delays by governmental agencies in issuing necessary site approvals and building permits.

     The Company owns eight parcels of undeveloped real property, has obtained the right to purchase six additional parcels, and is working with third party developers on additional sites. Assuming all necessary governmental approvals are obtained, the Company could construct an additional seventeen communities on these sites. The Company has completed various degrees of development activities on each of these sites. Third parties are completing development work for the Company on four additional sites.

     The Company is actively engaged in discussions regarding the acquisition of additional sites for development of the Company's prototype communities. The Company is targeting areas in twelve western states with favorable demographics in which to accomplish its growth plan.

The Company believes that each site acquired or under consideration would accommodate one of the Company's prototype assisted living communities and fit well with the Company's growth strategy.

     The Company's experience is that the development time for a prototype community ranges from approximately six months to one year, although it can take longer in some cases. The Company's average construction time for Regent communities is between eleven and thirteen months and between eight and ten months for Regent Court communities. The Company expects the average construction time for Regent House communities to ten to twelve months. The Company obtains pre-opening deposits on approximately 25 percent of its units. Further, the Company estimates that it will take approximately fifteen to eighteen months from commencement of operations for each Regent community to achieve an occupancy level of 95 percent or higher, at which point, in the Company's experience, occupancy remains relatively stable. The Company expects that it will take approximately twelve to fifteen months to achieve an occupancy level of 95 percent or higher at its Regent House communities. The Company expects that it will take approximately nine to twelve months for a Regent Court community to achieve an occupancy level of 93 percent or higher.

     The cost to construct all prototypical communities varies from site to site. The Company's average cost per residential unit for Regent communities developed since 1997 is approximately $75,000 per residential unit and the Company expects this cost to increase to approximately $80-85,000 for future construction. The Company's average cost per residential bed is $85,000 for its Regent Court communities. The Company expects that the average construction cost per residential unit in its Regent House communities will be approximately $90,000.

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

     The Company's Markets. In evaluating a prospective development project, the Company will consider primarily the size of the population, income and age demographics, strength of the market demand, and the ability to maximize the efficiency of its management resources in a specific market or "cluster." The Company intends to locate its communities in metropolitan areas of 50,000 or more people with a high percentage of affluent elderly persons and to select sites so that it can strategically place multiple communities within a several hundred mile radius, creating a cluster of communities. With the development of the Regent House community, the Company can locate a larger number of communities within a region and thereby obtain greater operating efficiencies. Furthermore, due to the smaller size of the Company's Regent Court, they are capable of being developed in markets of different sizes depending upon the demand for Alzheimer's care. Other factors that will be considered in the site selection process include the level of competition, the local labor market, the state and local tax structure, and the state and local legislative and regulatory environment.

Competition
-----------

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

Government Regulation
---------------------

     The Company's assisted living communities are subject to regulation and licensing by local and state health and social service agencies and other regulatory authorities. Although regulatory requirements differ from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; community design and specifications; resident characteristics; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In order to qualify as a state licensed facility eligible to receive Medicaid funding, the Company's communities must comply with additional regulations in these areas. The Company's communities are also subject to various zoning restrictions, local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored in varying degrees by state agencies. Licenses have been obtained for the Company's current communities in Arizona, California, Idaho, Nevada, New Mexico, Oregon, Texas, Washington and Wyoming and the Company expects that it will be able to obtain licenses in other states as required. One of the Company's communities, Sunshine Villa, is subject to restrictions that require the Company to make 15 percent of the units at the community available to low income residents.

     Assisted living communities are subject to less regulation than other licensed health care providers, but more regulation than congregate care or independent living retirement residences. However, the Company anticipates that states and the federal government will likely impose additional regulations and licensing requirements. Currently, certain states require licensees to provide the assisted living services offered by the Company. Certain states also require Certificates of Need for assisted living facilities, but this is not a requirement in states where the Company currently conducts business. There can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactment of new laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition. The Company believes that its current communities are in substantial compliance with all applicable regulatory requirements. To the Company's knowledge, no material regulatory actions are currently pending or have been threatened with respect to any of its current communities.

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

Employees
---------

     As of December 31, 1998, the Company employed approximately 950 full-time and 450 part-time employees and the corporate offices employed 37 individuals full-time. None of these employees is represented by any labor union. Management believes that its employee relations are good.

Trademarks
----------

     The Company has federally registered its "Regent," "Regent Court," and "Kingswood" trade names. An application has been filed with the federal patent and trademark office regarding the Company's logo and "Regent House" trade name.

Forward Looking Statements and Risks Affecting the Company
----------------------------------------------------------

     The information set forth in this report regarding the Company's acquisition of sites for development, the Company's development, construction and opening of new assisted living communities, the operation and performance of the Company's new assisted living communities, the Company's plans to develop, construct and operate new Regent Court communities, and the ability of the Company's newly developed communities to compete for residents constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to the safe harbor created by that section. From time to time, information provided by the Company, or statements made by the Company's management, may contain other forward-looking statements. The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements contained in this report and presented elsewhere by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report.

     There is no assurance that the Company will be able to achieve its plan to develop, construct, and open the stated number of communities by the end of any specified period, or that any newly opened community will be profitable. The Company's development, construction and opening of new assisted living communities are subject to the risk that the Company will be unable to obtain, or will experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations. The Company's opening of new assisted living communities on schedule is also subject to the risk that the Company or its contractor will experience delays in the construction of one or more communities.

     The achievement by the Company of its planned growth is subject to a number of financing risks. The Company expects to incur significant debt and lease obligations in connection with financing its growth plan. The Company currently does not have commitments for all of the financing necessary to finance its growth plan. If the Company were unable to obtain additional required financing, or if such financing were not available on acceptable terms, the Company believes that its plan to open the stated number of communities by the end of 2000 would likely be delayed or curtailed. Furthermore, if the Company is unable to generate sufficient cash flow from operations to satisfy required debt and lease payments, the Company will be required to obtain additional financing to satisfy those obligations.

     The Company's growth strategy is subject to the risk that lease-up and occupancy rates at newly developed communities may not be achieved or sustained at expected levels. This could result at a particular community for a number of reasons, including competition from other nearby providers of long-term senior care, the failure of management to assess accurately the demand for long-term care in a particular market, and the failure of the Company's prototypical communities to be accepted in a particular market. If expected occupancy levels are not achieved within the expected time frame, the Company may not be able to repay or refinance a short-term construction loan obtained to construct the relevant community. If occupancy rates at newly-developed communities are not achieved and sustained at expected levels, the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will increase.

     The Company's growth strategy is also subject to the risk that development and construction costs for new communities may exceed original estimates. The Company's agreements with its contractors generally provide for the contractor to construct a community for a fixed price, although anticipated development costs and approved construction change orders may increase the overall cost of any community. These additional costs are generally borne by the Company and would accordingly increase the Company's capital requirements and compel the Company to raise additional financing, beyond what is currently anticipated, in order to achieve its growth plans.

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

Item 2.  Description of Property

     Current Communities. The table below sets forth certain information regarding the Company's communities as of December 31, 1998.

                                             Regent
                                         Operations
Community                  Location       Commenced      Units(1)    Beds(2)    Interest
----------------------------------------------------------------------------------------
Oregon
     Park Place            Portland            1986        112        112          Lease
     Regency Park          Portland            1987        122        142          Lease
     Sheldon Park          Eugene              1998        108        124          Lease

Washington
     Northshore House      Kenmore             1998         85         98         Manage
     Sterling Park         Redmond             1990        162        192          Lease

California
     Laurel Springs        Bakersfield         1998        113        127            Own
     Orchard Park          Clovis              1998        112        128          Lease


                                             Regent
                                         Operations
Community                  Location       Commenced      Units(1)    Beds(2)    Interest
----------------------------------------------------------------------------------------
     Summerfield House     Vacaville           1998        109        126            Own
     Sun Oak               Citrus Heights      1997         40         50         Manage
     Sunnyside Court       Fremont             1998         40         78          Lease
     Sunshine Villa        Santa Cruz          1990        106        126          Lease
     The Palms             Roseville           1998         93        108          Lease
     Villa Serra           Salinas             1998        150        150         Manage
     Willow Creek          Folsom              1997        104        119          Lease

Idaho
     Willow Park           Boise               1997        117        130          Lease
     West Wind             Boise               1997         48         52          Lease

Nevada
     Mira Loma             Henderson           1998        115        133          Lease

New Mexico
     Sandia Springs        Rio Rancho          1998        109        126          Lease

Texas
     Parmer Woods          Austin              1998        117        137           Own*
     Hamilton House        San Antonio         1997        116        136          Lease

Arizona
     Canyon Crest          Tucson              1998        117        137          Lease
     Regent Court          Scottsdale          1998         24         48          Lease

Wyoming
     Aspen Wind            Cheyenne            1998         77         77          Lease
     Meadow Wind           Casper              1998         53         53          Lease
     Spring Wind           Laramie             1998         53         53          Lease
                                                         -----      -----

     Totals:                                             2,402      2,762
                                                         =====      =====

*    See Subsequent Event disclosure in Item 6. Management's Discussion and
     Analysis.

During the first quarter of 1999 the Company opened a 24-unit, 48-bed Regent Court community in Modesto, California.

Construction commenced:

                                                              Scheduled
Community                  Location          Opening             Units(1)    Beds(2)    Interest
------------------------------------------------------------------------------------------------
Arizona
     Desert Flower         Scottsdale        2nd quarter 1999      102        115            Own

Oregon
     Regent Court          Clackamas         2nd quarter 1999       24         48          Lease

Washington
     Regent Court          Kent              2nd quarter 1999       24         48         Manage

California
     Villa de Palma        West Covina       2nd quarter 2000      130        142          Lease
                                                                            -----         ------

         Totals:                                                              280            353
                                                                            =====         ======

(1) A "unit" is a single- or double-occupancy studio or one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

     Each community for which the Company's interest is noted as "leased," except for Regency Park and Sterling Park, is leased from a third party pursuant to a long-term lease providing for an initial term of 10 to 15 years from the inception date. Each lease provides for extensions that may permit the lease to continue for a total period of between 25 and 35 years from the inception date.

     The Company leases Regency Park and Sterling Park from entities controlled by Mr. Bowen. Each lease expires in 2005, has annual base rent payments in addition to percentage rent payments equal to ten percent of the Company's annual gross revenues from operations in excess of the gross revenues for each property in calendar year 1995, and contains three 10-year renewal options and a right of first refusal if the lessor proposes to sell the property. Under the leases, the Company is responsible for, among other costs, maintenance, property taxes, capital expenditures and direct operating costs related to the communities. The base yearly lease payments are $1,271,000 and $1,486,250 for Regency Park and Sterling Park respectively. The payment terms of the Leases were based on the fair market values of the underlying properties, as determined by independent appraisals, upon the inception of the leases. The aggregate annual base rent payments under each Lease, when expressed as a percentage of the appraised value of that property, reflects a lease rate of approximately
10.25 percent, which the Company believes was typical for leases in the health care industry upon the inception of each lease. In obtaining the consent of the Regency Park ownership entity's lender to the Company's lease on that community, the Company agreed that not less than 25 percent of its outstanding stock will be owned by Mr. Bowen and that Mr. Bowen will continue to control the management of the Company.

     Through April 30, 1998, the Company managed Park Place, a community then owned by a limited partnership in which Mr. Bowen was a general partner and beneficially owned a 1.85 percent interest. During the four months the Company managed this community it received a management fee of five percent of the gross revenues or $53,255. During 1998 the partnership sold the community to an unrelated real estate investment trust. The Company now operates the community pursuant to a long-term lease arrangement with the real estate investment trust.

     Development Sites. The Company is actively engaged in discussions to acquire additional sites in several western states. In considering a prospective site for development of a Regent or Regent House community, the Company generally seeks a 3 to 6 acre parcel of undeveloped land located within a metropolitan area of 50,000 persons or more. A site of 1.5 to 3.0 acres is generally acquired for a Regent Court community. The Company generally also seeks relatively flat parcels of land zoned for multi-family residences with reasonable access to utilities and streets. In the course of its evaluation, the Company generally will conduct a geotechnical study of a site to determine if the soils have proper compaction for the Company's development. The Company conducts "level one" environmental assessments of each new property prior to acquisition.

     In addition to the land for each of the communities under construction, as of March 29, 1999, the Company had entered into an agreement to lease a Regent community being developed by a third party and had acquired eight additional sites for the development of the following communities in the following locations: Regent communities in Mesa, Arizona; San Clemente, California; Las Vegas, Nevada; and Ogden, Utah; Regent House communities in Elk Grove, Merced and Visalia, California; and a Regent Court community in Corvallis, Oregon. In addition, as of March 29, 1999, the Company agreed in principle to terms to develop and operate an assisted living community in Sonoma County, California and had obtained options to acquire an additional six sites for the development of Regent and Regent House communities. The Company has completed significant development activity on the acquired sites and has commenced preliminary development activities on each of the sites under option. The Company has tentatively agreed to sell its San Clemente site to a third party and thus will not likely operate that community. Preliminary development activities include due diligence activities (including the evaluation of environmental and geotechnical matters), the preparation of architectural and engineering plans, and the negotiation of definitive arrangements regarding the acquisition of the site and the financing of the development.

     The Company is actively engaged in discussions regarding the acquisition of sites for additional development. The Company is targeting areas in twelve western states with favorable demographics and regulatory structures that it believes will allow it to enhance its growth. The Company believes that each site acquired or under consideration would accommodate one of the Company's prototype assisted living communities and fit well within the Company's growth strategy. There is no assurance that the Company will elect to acquire any of the sites it has under option or that the Company will be able to develop successfully any of the sites its has acquired or will in the future acquire.

     Office Facilities. The Company currently leases approximately 10,500 square feet of office space in one location in Portland, Oregon.

Item 3.  Legal Proceedings

     As of March 29, 1999, the only material pending legal action to which the Company is a party or to which any of its property is subject involves claims made by one of the Company's architectural firms. The architects have purported to terminate their contracts with the Company based upon an allegation that the Company is not current in its payments. As a result, the architects claim the Company does not have the right to use plans to construct the Corvallis, Mesa, Las Vegas, and San Clemente communities or to complete the Clackamas, Kent, or Scottsdale communities. The Company has filed responsive breach of contract and other claims against the architects, including claims for offsetting damages for the architects' negligent performance of services, and is aggressively defending the architects' claims. On March 26, 1999, the architects amended their pleading to also claim unspecified damages for copyright infringement on certain of Regent's communities. The Company has obtained a preliminary injunction that orders the architects to make certain of their files on these projects available to the Company and prevents the architects from interfering with the Company's contractual relationships associated with these projects.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4(a).  Executive Officers of the Registrant

     As of March 29, 1999, the executive officers of the Company were as set forth below.

     Name                Age       Position
     ----                ---       --------

     Walter C. Bowen      56       Chairman of the Board, Chief Executive
                                   Officer, and President

     James W. Ekberg      46       Executive Vice President

     Eric W. Jacobsen     38       Chief Operating Officer

     Steven L. Gish       40       Chief Financial Officer, Treasurer,
                                   and Director

     David R. Gibson      37       Vice President for Corporate Affairs,
                                   General Counsel, and Secretary

     Walter C. Bowen. Mr. Bowen is the founder of the Company and became the Chief Executive Officer, President and a Director of the Company upon its formation. Mr. Bowen has been involved in the development, ownership, and management of assisted living communities since 1986, and has devoted a majority of his time to the ownership and operation of those communities over the past five years. Mr. Bowen has also been the Chief Executive Officer of several related companies including Bowen Property Management Company, Bowen Financial Services Corp., a company formed to obtain financing for real estate development projects, and Bowen Development Company, a real estate construction company (collectively, the "Bowen Companies"), since their formation. Mr. Bowen attended the University of Oregon and is a graduate of Portland State University. Mr. Bowen serves on the Board of Directors of the Assisted Living Communities Association of America and on the advisory board for the National Investment Conference for the Senior Living and Long Term Care Industries.

     Eric W. Jacobsen. Mr. Jacobsen became Chief Operating Officer of the Company in August 1995 and has served as the Chief Operating Officer of the assisted living business of the Bowen Companies since September 1994. Mr. Jacobsen joined the Bowen Companies in February 1994 as Vice President of Development and Acquisitions. In his current capacity Mr.

Jacobsen oversees the management of the Company's communities and is responsible for strategic planning for new communities. From July 1988 to February 1994, Mr. Jacobsen served as Director of Development and Acquisitions of Holiday Retirement Corp., the largest owner and operator of senior living communities in the United States. Mr. Jacobsen holds a degree in business administration from the University of Oregon.

     James W. Ekberg. Mr. Ekberg joined Regent in 1995 and is the Executive Vice President. Mr. Ekberg is responsible for the development and construction of new communities and for strategic acquisitions. Mr. Ekberg joined the Bowen Companies in 1985 as Controller and has served as Executive Vice President since 1991, in which capacity he was responsible for the development of numerous projects for the Bowen Real Estate Group and oversaw the operations of Bowen Development Company. Mr. Ekberg holds a bachelor's degree in accounting from the Honors College of Michigan State University.

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

     David R. Gibson. Mr. Gibson became Vice President for Corporate Affairs and General Counsel of the Company in 1996 and also serves as Corporate Secretary. Mr. Gibson's primary responsibility with the Company is to oversee its legal affairs. Prior to joining the Company, Mr. Gibson practiced law for over eight years, the last seven with the law firm of Bogle & Gates where he was a Senior Attorney in the firm's business department, assisting clients in real estate, commercial finance, and business transactions. Mr. Gibson received his law degree, cum laude, from Northwestern School of Law of Lewis and Clark College in 1987 and his Bachelor of Science degree in accounting from the University of Oregon in 1984.

PART II

Item 5.  Market for Common Stock and Related Stockholder Matters

     The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "RGNT." The following table sets forth the high and low closing sale prices as reported on the Nasdaq National Market System for the periods indicated.

          Quarter Ended                           High           Low
          -------------                           ----           ---

          March 31, 1997                         5 3/4           3 5/8
          June 30, 1997                          5 3/4           4
          September 30, 1997                     7               4 7/8
          December 31, 1997                      7 1/2           4 7/8
          March 31, 1998                         8 1/8           4 1/4
          June 30, 1998                          8 1/2           6
          September 30, 1998                     6 1/4           4 1/8
          December 31, 1998                      6 1/2           3 3/4

     According to the Company's transfer agent, the Company has approximately 33 holders of record as of March 29, 1999.

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

Overview
--------

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

     Since its initial public offering on December 26, 1995, the Company has embarked upon a strategy of aggressive growth primarily through internal development of prototypical assisted living communities. This report covers the third full year of the Company's operations following its initial public offering and describes in detail the Company's rapid growth that began in 1997 and continued through 1998. To fund the Company's continued growth, in addition to gross proceeds of $12.2 million for the initial public offering, the Company also raised $10 million in 1996 through the issuance of preferred stock and the Company raised $9 million through a private placement of convertible subordinated notes in 1998.

     From January 1, 1998, through March 29, 1999, the Company completed ten new prototypical Regent communities comprising 1,244 beds, two Regent Court stand-alone

Alzheimer's care communities comprising 96 beds, acquired through long-term leases four additional communities comprising 261 beds, added a management contract for a 150-bed community, and commenced construction on an additional four prototypical communities comprising 353 beds. Upon the completion of these four communities, the Company will have 3,163 beds under operation, compared to the 570 beds the Company operated at the time of its initial public offering and 1,063 beds as of December 31, 1997. The Company is engaged in development activities related to seventeen additional communities.

     Recognizing the importance of internal controls, systems and procedures, during 1998, the Company increased and refined its human resources functions, employee training, marketing efforts, strategic planning, financial reporting, and information systems. The Company's efforts in this regard will be of great benefit as the Company continues to add a significant number of beds to its operations in 1999 and beyond. Another essential element to such growth will be the continued development of the Company's relationships with its commercial banking and real estate investment trust financing partners.

Development and Acquisition of Additional Communities
-----------------------------------------------------

     The Company's current growth plan anticipates completion of one Regent community and two additional Regent Court communities by December 31, 1999. Another Regent community is currently under construction and is expected to be complete in early 2000. An additional seventeen communities are currently under development. As the Company continues to conduct its preliminary development activities on these sites it will determine whether to proceed with construction of a new community. Currently, the Company believes each of these communities could be completed during 2000 provided the Company obtains the necessary governmental approvals and financing. As the Company continues to expand its operations the expenses associated with development, construction, and operation of these communities are expected to be significant.

     The Company's experience is that its typical Regent communities generate losses during the pre-opening period and during the initial eight to ten months of operations, on average, at which time such communities, on average, have achieved approximately 65-75 percent occupancy and have reached break-even cash flow. Stabilized occupancy of 95 percent or higher is expected between the fifteenth and eighteenth months of operation, on average. The Company's experience is that occupancies remain fairly stable after 95 percent occupancy is achieved.

     The Company expects that its typical Regent House communities will generate losses during the pre-opening period and during the initial seven to nine months of operations, at which time management expects that such communities will, on average, have achieved approximately 65-70 percent occupancy and have reached break-even cash flow. Stabilized occupancy of 95 percent or higher is expected between the twelfth and fifteenth months of operation, on average. Management expects occupancies will remain fairly stable after 95 percent occupancy is achieved.

     Similarly, newly developed Regent Court communities are expected to generate losses during the pre-opening period and during the initial five to six months of operations. Management anticipates that newly developed Regent Court communities will achieve break-even cash flow within five to six months after commencing operations, at which time the communities are expected to have achieved approximately 60-70 percent occupancy. Stabilized occupancy of 93 percent or higher is expected by the ninth to twelfth month of operation. Based upon its experience operating the Kingswood units at its existing communities, management expects occupancies will remain fairly stable in its Regent Court communities after 93 percent occupancy is achieved.

     Although the Company expects that it will be able to increase income from its communities as a result of management's continuing efforts to maximize occupancy, align resident rates with services provided and control expenses, the pre-opening and initial operating expenses associated with the fifteen communities the Company opened in 1998 and the four communities the Company expects to open in 1999 will result in a net operating loss for the year. Furthermore, if the Company expands its growth plan through the development of additional new communities or if a significant number of newly developed communities fail to reach break-even cash flow within the expected time period, the Company may continue to incur operating losses beyond 1999.

Results of Operations
---------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements under Item 7. The Company's revenues are derived primarily from resident fees for basic housing, personalized health care services, and other support services. Operating expenses are comprised generally of resident operating expenses, which include community payroll expenses, food, property taxes, utilities, insurance and other direct residence operating expenses; general and administrative expenses, which consist of payroll expenses and overhead for executive, development, operations, and accounting personnel at the Company's main office in addition to support functions such as legal and other administrative expenses; lease expense; and depreciation and amortization expense.

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's consolidated financial statements.

                                                            1998               1997
                                                          ------             ------
Revenues:
  Rental and service                                        99.3%              98.5%
  Management fees                                             .7                1.5
                                                          ------             ------

    Total revenues                                         100.0              100.0
                                                          ------             ------

Operating expenses:
  Residence operating expenses                              84.2               76.6
  General and administrative expenses                       13.7               25.6
  Lease expense                                             29.6               24.9
  Depreciation and amortization                              3.5                2.5
                                                          ------             ------

    Total operating expenses                               131.0              129.6
                                                          ------             ------

    Operating loss                                         (31.0)             (29.6)

Interest income                                              1.1                2.7
Interest expense                                            (5.3)              (1.0)
Equity in losses of joint venture                           (1.2)                 -
Other income, net                                              -                0.2
                                                          ------             ------

    Loss before income taxes                               (36.4)             (27.7)

Provision for income taxes                                     -               (0.1)
                                                          ------             ------

    Net loss                                               (36.4)             (27.8)

Preferred stock dividends                                   (2.0)              (4.3)
                                                          ------             ------

    Net loss available to common shareholders              (38.4)%            (32.1)%
                                                          ======             ======

Comparison of Years Ended December 31, 1998 and 1997
----------------------------------------------------

     Revenues. Revenues for 1998 totaled $30.4 million compared to $14.0 million in 1997, an increase of $16.4 million or 117.9 percent. The Company operated twenty-three communities and managed two communities in 1998. The Company operated seven communities and managed two communities in 1997. From 1997 to 1998, revenues from "Same Residences", the three stabilized communities that the Company operated at the beginning of both periods, increased by $0.4 million. Revenue increased by $2.7 million from 1997 to 1998 as a result of the acquisition of one stabilized community in each of July 1997 and May 1998. The Company began operating three newly developed communities in 1997, whereas in 1998 the Company added eleven newly developed communities, acquired four non-stabilized communities and added a management contract, which in the aggregate account for a $13.3 million increase in revenues. Overall average occupancy at the Company's stabilized Same Residences increased to 93.9 percent for the year ended December 31, 1998, from 92.4 percent for the same period in 1997. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent.

     Residence Operating Expenses. Residence operating expenses were $25.6 million for 1998, and $10.7 million for 1997, an increase of $14.9 million or
139.5 percent. The current year includes $15.2 million of start-up operating expenses and pre-opening costs related to eighteen of the Company's newly developed or acquired communities. Residence operating expenses, excluding the effect of the newly developed communities, totaled 63.7 percent and 63.3 percent of rental and service revenues for 1998 and 1997, respectively.

     General and Administrative Expenses. General and administrative expenses were $4.2 million for 1998, compared to $3.6 million for 1997. The increase of $0.6 million or 16.6 percent is due primarily to an increase in development activities and operations related to the implementation of the Company's plan for growth.

     Lease Expense. Lease expense for the Company's leased communities totaled $9.0 million for 1998 compared to $3.5 million for 1997. The increase of $5.5 million relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for 1998, compared to $0.4 million for 1997. The increase of $0.7 million relates primarily to the Company's newly developed communities.

     Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high-quality, short-term securities placed with institutions with high credit ratings.

     Interest Expense. Interest expense increased for the year ended December 31, 1998, to $1.6 million, from $0.1 million for 1997. In 1998, the Company incurred $1.5 million in interest expense related to the operation of nine newly developed communities, whereas only a nominal interest charge was incurred in 1997 related to the operation of one newly developed community. The Company incurred $0.4 million of interest in 1998 related to the convertible subordinated notes that were issued during 1998. The Company capitalized $2.7 million of interest charges incurred during 1998, compared to $1.8 million in 1997 due to increased borrowing for construction purposes.

     Equity in Losses of Joint Venture. Losses of joint venture resulted from the initial operations of the Company's 50 percent owned Kenmore, Washington community.

     Net Loss. Net operating results decreased to a loss of $11.1 million during the year ended December 31, 1998, from a net loss of $3.9 million for the same period in 1997. The $7.2 million decrease in net operating results is primarily due to an increase in residence operating profit (rental and service revenue less residence operating expenses) of $1.6 million, offset by increases in general and administrative expenses, lease expense, depreciation, interest expense and equity in losses of joint venture, all as discussed above.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Company had $1.6 million of working capital, compared to a working capital deficit of $4.3 million at December 31, 1997. The increase of $5.9 million resulted from the repayment of $4.5 million in short-term borrowings from the initial proceeds of the issuance by the Company of convertible subordinated notes, a $2.7 million increase in cash (as described below), and a $0.7 million working capital escrow established in connection with a lease financing arrangement, offset by a $2.0 million increase in net current liabilities directly attributable to the Company's growth in operating capacity.

     Net cash used in operating activities totaled $7.6 million for 1998, resulting primarily from a net loss of $11.1 million adjusted for depreciation, amortization and non-cash charges of $1.2 million, and an increase of $2.3 million in accounts payable and other accrued expenses and accrued payroll. The increase in current liabilities is attributable to the increase in the number of communities under operation.

     Net cash used in investing activities totaled $35.7 million for 1998, consisting primarily of land acquisition, development, and construction costs. At December 31, 1998, the aggregate purchase price for six parcels of land for which the Company had purchase options was approximately $5.1 million. The Company has paid initial deposits relating to these sites and has also completed the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

     Net cash provided by financing activities totaled $46.0 million during 1998, consisting of property and equipment financing proceeds totaling $27.5 million, net proceeds from lease-financing arrangements totaling $53.0 million and proceeds from the issuance of convertible subordinated notes of $9.0 million, offset by repayment of short-term borrowing of $4.5 million, repayment of long-term debt of $38.4 million, and payment of preferred stock dividends of $0.6 million.

     On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes from the Company and agreed to purchase up to an additional aggregate amount of $6 million of convertible subordinated notes. As of December 31, 1998, a total of $9.0 million of convertible subordinated notes have been issued under this facility. The Company and the purchasers have agreed that no additional notes will be issued. The notes bear interest at 7.5 percent per annum and are convertible into the Company's common stock at an effective price of $7.50 per share. Interest on the notes is payable quarterly and all principal and unpaid interest on the notes is due March 31, 2008. The notes may be converted at the option of the holder at any time prior to the maturity date of the notes. The Company also has the right to force a conversion of the notes if the average trading price of the common stock equals or exceeds $12 per share over thirty consecutive days.

     The Company has an aggregate of $14.6 million in loans from which to complete construction of its Scottsdale and Modesto communities and the Kent community of which the Company is co-owner. As of December 31, 1998, approximately $5.9 million remained to be drawn on these loans to fund construction activities and debt service reserves. The Company has entered into a lease financing arrangement with a REIT pursuant to which the Company is constructing its Clackamas, Oregon community.

     In addition to one Regent Court community that began operation in February 1999, the Company anticipates completing construction on one Regent community and two Regent Court communities in 1999. The Company has entered into a long-term lease for a fourth assisted living community being constructed by an unrelated third party and expects to commence operation of this community during the second quarter of 2000. In 1998, the Company announced that it intended to complete construction on nine new Regent communities and five new Regent Court communities in 1999. The Company has revised its plan due to delays experienced with obtaining building permits and other governmental approvals for some of its sites, a pending dispute with one of the Company's architects on four projects, and delays in obtaining necessary financing. The total cost to develop and construct the three communities planned for 1999, including the estimated initial operating deficits, will be approximately $20 million. The Company has obtained financing necessary to complete these communities.

     The Company anticipates capital expenditures for 1999 will include additional land acquisition costs, architectural fees, and other development costs related to at least seventeen assisted living communities and construction costs related to at least three new assisted living communities. During 1999, the Company anticipates commencing construction on as many as ten additional communities and has obtained a commitment from a REIT to provide up to $14.1 million in lease financing for the construction of two of these communities. The total cost to develop and construct the ten communities, including the estimated initial operating deficits, will likely be between $85 million to $95 million. A substantial portion of these costs may be incurred during 1999.

     The Company is currently discussing with commercial banks and REITs the terms of potential financing with which the Company will construct new communities currently under development. Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital to complete construction and to fund the initial operating deficits of seven of these ten communities and may require additional equity capital to complete the final three communities.

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

     If the Company was unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company expects that its plan to commence construction of up to ten additional communities by the end of 1999 would likely be delayed or curtailed. Furthermore, if the Company expands its growth plan, development activities do not result in the construction of a community on a site, the Company experiences a decline in the operations of its current communities or the Company does not achieve and sustain anticipated occupancy levels at its new communities, then the Company may require additional financing to complete its growth plan.

     The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the development of assisted living communities and expand its business.

Year 2000 Disclosure
--------------------

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

     The Company believes it has adequate alternatives to counteract potential Year 2000 issues that may arise with its internally utilized software and hardware if the assurances of relevant vendors are incorrect. The Company believes the primary risks from Year 2000 issues to its operations and prospects are the potential inability of the Company's commercial banks to permit access to the Company's accounts and of utility companies to continue supplying utilities to the Company's communities. The Company does not have a contingency plan in effect at this time to guard against such events.

     The Company is in the process of obtaining Year 2000 compliance letters and reports from suppliers of material services and products. To date, no such supplier has indicated an inability to continue supplying material products and services to the Company after January 1, 2000, although most are in the process of evaluating and updating their internal systems and cannot yet assure the Company that their systems are Year 2000 compliant. Nonetheless, the Company does not expect that Year 2000 issues will have a material adverse effect upon the Company's operations or prospects. However, there can be no assurances that the systems of other companies on which the Company's operations or systems rely will be timely remediated or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Company.

Subsequent Events
-----------------

     During the first quarter of 1999, the Company completed with a REIT a $10.4 million sale/leaseback transaction involving its Austin community. In addition to generating approximately $3.0 million in net proceeds, the Company repaid approximately $7.2 million of its mortgage indebtedness and recognized approximately $1.0 million in deferred gain.

Recent Accounting Pronouncements
--------------------------------

     New accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements.

Item 7.  Financial Statements

     The financial statements required by this item are included on pages F-1 to F-23 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On December 15, 1998, the Company dismissed its previous certifying accountant, KPMG Peat Marwick LLP, and retained its new certifying accountant, PricewaterhouseCoopers LLP. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors. The report of KPMG Peat Marwick LLP on the Company's financial statements for 1997, being the fiscal year preceding the year addressed in this report, contains no adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. Furthermore, during fiscal year 1997, and during the subsequent interim periods to December 15, 1998, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused it to make reference thereto in connection with its report on the financial statements for such year.

PART III

Item 9. Directors, Executive Officers, and Control Persons; Compliance with
        Section 16(a) of the Exchange Act

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report. Information required by Item 405 of Regulation S-B is included under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 10.  Executive Compensation

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

     (a)(1)   Financial Statements

     The financial statements are listed in the Index to Financial Statements on page F-1 of this Report.

     (a)(2)   Exhibits

    Exhibit
    Number
    -------

    (1)3.1 Restated Articles of Incorporation, as amended effective December 13, 1996

    (2)3.2     Restated Bylaws, as amended effective December 12, 1996

       4.1     See Article II of Exhibit 3.1 and Articles I and VI of Exhibit
               3.2

    (4)4.2 Letter of Commitment, dated March 30, 1998, by and among LTC Properties, Inc., LTC West, Inc. and the Registrant relating to the agreement to purchase and lease assisted living residences

    (4)4.3 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and LTC Equity Holding Company, Inc.

    (4)4.4 Note No. 1998-1 issued to LTC Equity Holding Company, Inc. in the principal amount of $4,000,000, due March 31, 2008

    (4)4.5 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Andre C. Dimitriadis

    (4)4.6 Note No. 1998-2 issued to Andre C. Dimitriadis in the principal amount of $160,000, due March 31, 2008

    (4)4.7 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and James J. Pieczynski

    (4)4.8 Note No. 1998-3 issued to James J. Pieczynski in the principal amount of $160,000, due March 31, 2008

    (4)4.9 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Christopher T. Ishikawa

    (4)4.10 Note No. 1998-4 issued to Christopher T. Ishikawa in the principal amount of $90,000, due March 31, 2008

    (4)4.11 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Pamela J. Privett

    (4)4.12 Note No. 1998-5 issued to Pamela J. Privett in the principal amount of $90,000, due March 31, 2008

    (4)4.13 Registration Rights Agreement, dated as of March 30, 1998, by and between LTC Equity Holding Company, Inc. and the Registrant

    (4)4.14 Registration Rights Agreement, dated as of March 30, 1998, by and between Andre C. Dimitriadis and the Registrant

    (4)4.15 Registration Rights Agreement, dated as of March 30, 1998, by and between James J. Pieczynski and the Registrant

    (4)4.16 Registration Rights Agreement, dated as of March 30, 1998, by and between Christopher T. Ishikawa and the Registrant

    (4)4.17 Registration Rights Agreement, dated as of March 30, 1998, by and between Pamela J. Privett and the Registrant

   (1)10.1 Lease Agreement between the Company and Regency Park Apartments Limited Partnership

   (1)10.2     Lease Agreement between the Company and the Bowen-Gionet Joint
               Venture

   (1)10.4     Employment Agreement between the Company and James W. Ekberg

   (1)10.5     Employment Agreement between the Company and Eric W. Jacobsen

   (1)10.6     Employment Agreement between the Company and Steven L. Gish

   (1)10.8     Restrictive Covenant Agreement between the Company and Walter C.
               Bowen

   (1)10.9     Restrictive Covenant Agreement between the Company and James W.
               Ekberg

  (1)10.10     Restrictive Covenant Agreement between the Company and Eric W.
               Jacobsen

  (1)10.11     Restrictive Covenant Agreement between the Company and Steven L.
               Gish

  (5)10.13     1995 Stock Incentive Plan, as amended effective December 4, 1997

  (1)10.14     Form of Incentive Stock Option Agreement

  (1)10.15     Form of Nonqualified Stock Option Agreement

  (1)10.16 Administrative Services Agreement among the Company and certain of the Bowen companies

  (1)10.17     Indemnity Agreement between the Company and Walter C. Bowen

  (1)10.18     Indemnity Agreement between the Company and James W. Ekberg

  (1)10.19     Indemnity Agreement between the Company and Eric W. Jacobsen

  (1)10.20     Indemnity Agreement between the Company and Steven L. Gish

  (2)10.21 Employment Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

  (2)10.22 Restrictive Covenant Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

  (3)10.23 Preferred Stock and Warrant Agreement between Prudential Private Equity Investors III, L.P. ("PPEI") and the Company dated as of December 16, 1996

  (3)10.24 Stockholders Agreement among the Company, PPEI, and Walter C. Bowen dated as of December 16, 1996

  (3)10.25 Registration Agreement between the Company and PPEI dated as of December 16, 1996

  (3)10.26 Stock Purchase Warrant in favor of PPEI for 200,000 Shares of Common Stock

  (3)10.27 First Amendment to Lease between the Company and Regency Park Apartments Limited Partnership dated December 16, 1996

  (3)10.28 Second Amendment to Lease between the Company and Sterling Park, L.L.C. dated December 16, 1996

  (3)10.29     Form of Indemnity Agreement between the Company and directors

      (5)16    Letter from KPMG Peat Marwick LLP

      (6)21    List of Subsidiaries

    (6)23.1    Consent of PricewaterhouseCoopers LLP

    (6)23.2    Consent of KPMG Peat Marwick LLP

    (6)27.1    Financial Data Schedule

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

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to the Exhibits to the Company's Form 10-QSB dated May 14, 1998.

(5) Incorporated by reference to the Exhibit to the Company's Form 8-K dated December 22, 1998.

(6)  Filed herewith.


     All other schedules and exhibits are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

     (a)(3) Form 8-K

     The Company filed a Form 8-K, dated December 22, 1998, with respect to a change in its accountants as described therein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, State of Oregon, on the 29th day of March, 1999.

                                       REGENT ASSISTED LIVING, INC.


                                       By: /s/ WALTER C. BOWEN
                                           -------------------------------------
                                           Walter C. Bowen
                                           President, Chief Executive Officer
                                           and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the following persons in the capacities indicated have signed this report below on the 30th day of March, 1999.

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


STEVEN L. GISH                         Chief Financial Officer, Treasurer,
----------------------------------     Assistant Secretary and Director
Steven L. Gish                         (Principal Financial and Accounting
                                       Officer)


WAYNE C. REMBOLD                       MARVIN S. HAUMSNA, M.D.
----------------------------------     ----------------------------------
Wayne C. Rembold, Director             Marvin S. Hausman, M.D., Director


STEPHEN A. GREGG                       GARY R. MAFFEI
----------------------------------     ----------------------------------
Stephen A. Gregg, Director             Gary R. Maffei, Director


DANA J. O'BRIEN                        MARTHA L. ROBINSON
----------------------------------     ----------------------------------
Dana J. O'Brien, Director              Martha L. Robinson, Director

                                 EXHIBIT INDEX

    Exhibit
    Number
    -------

    (1)3.1 Restated Articles of Incorporation, as amended effective December 13, 1996

    (2)3.2     Restated Bylaws, as amended effective December 12, 1996

       4.1     See Article II of Exhibit 3.1 and Articles I and VI of Exhibit
               3.2

    (4)4.2 Letter of Commitment, dated March 30, 1998, by and among LTC Properties, Inc., LTC West, Inc. and the Registrant relating to the agreement to purchase and lease assisted living residences

    (4)4.3 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and LTC Equity Holding Company, Inc.

    (4)4.4 Note No. 1998-1 issued to LTC Equity Holding Company, Inc. in the principal amount of $4,000,000, due March 31, 2008

    (4)4.5 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Andre C. Dimitriadis

    (4)4.6 Note No. 1998-2 issued to Andre C. Dimitriadis in the principal amount of $160,000, due March 31, 2008

    (4)4.7 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and James J. Pieczynski

    (4)4.8 Note No. 1998-3 issued to James J. Pieczynski in the principal amount of $160,000, due March 31, 2008

    (4)4.9 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Christopher T. Ishikawa

    (4)4.10 Note No. 1998-4 issued to Christopher T. Ishikawa in the principal amount of $90,000, due March 31, 2008

    (4)4.11 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and Pamela J. Privett

    (4)4.12 Note No. 1998-5 issued to Pamela J. Privett in the principal amount of $90,000, due March 31, 2008

    (4)4.13 Registration Rights Agreement, dated as of March 30, 1998, by and between LTC Equity Holding Company, Inc. and the Registrant

    Exhibit
    Number
    -------

    (4)4.14 Registration Rights Agreement, dated as of March 30, 1998, by and between Andre C. Dimitriadis and the Registrant

    (4)4.15 Registration Rights Agreement, dated as of March 30, 1998, by and between James J. Pieczynski and the Registrant

    (4)4.16 Registration Rights Agreement, dated as of March 30, 1998, by and between Christopher T. Ishikawa and the Registrant

    (4)4.17 Registration Rights Agreement, dated as of March 30, 1998, by and between Pamela J. Privett and the Registrant

   (1)10.1 Lease Agreement between the Company and Regency Park Apartments Limited Partnership

   (1)10.2     Lease Agreement between the Company and the Bowen-Gionet Joint
               Venture

   (1)10.4     Employment Agreement between the Company and James W. Ekberg

   (1)10.5     Employment Agreement between the Company and Eric W. Jacobsen

   (1)10.6     Employment Agreement between the Company and Steven L. Gish

   (1)10.8     Restrictive Covenant Agreement between the Company and Walter C.
               Bowen

   (1)10.9     Restrictive Covenant Agreement between the Company and James W.
               Ekberg

  (1)10.10     Restrictive Covenant Agreement between the Company and Eric W.
               Jacobsen

  (1)10.11     Restrictive Covenant Agreement between the Company and Steven L.
               Gish

  (5)10.13     1995 Stock Incentive Plan, as amended effective December 4, 1997

  (1)10.14     Form of Incentive Stock Option Agreement

  (1)10.15     Form of Nonqualified Stock Option Agreement

  (1)10.16 Administrative Services Agreement among the Company and certain of the Bowen companies

  (1)10.17     Indemnity Agreement between the Company and Walter C. Bowen

  (1)10.18     Indemnity Agreement between the Company and James W. Ekberg

    Exhibit
    Number
    -------

  (1)10.19     Indemnity Agreement between the Company and Eric W. Jacobsen

  (1)10.20     Indemnity Agreement between the Company and Steven L. Gish

  (2)10.21 Employment Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

  (2)10.22 Restrictive Covenant Agreement, effective as of March 20, 1996, between David R. Gibson and the Company

  (3)10.23 Preferred Stock and Warrant Agreement between Prudential Private Equity Investors III, L.P. ("PPEI") and the Company dated as of December 16, 1996

  (3)10.24 Stockholders Agreement among the Company, PPEI, and Walter C. Bowen dated as of December 16, 1996

  (3)10.25 Registration Agreement between the Company and PPEI dated as of December 16, 1996

  (3)10.26 Stock Purchase Warrant in favor of PPEI for 200,000 Shares of Common Stock

  (3)10.27 First Amendment to Lease between the Company and Regency Park Apartments Limited Partnership dated December 16, 1996

  (3)10.28 Second Amendment to Lease between the Company and Sterling Park, L.L.C. dated December 16, 1996

  (3)10.29     Form of Indemnity Agreement between the Company and directors

      (5)16    Letter from KPMG Peat Marwick LLP

      (6)21    List of Subsidiaries

    (6)23.1    Consent of PricewaterhouseCoopers LLP

    (6)23.2    Consent of KPMG Peat Marwick LLP

    (6)27.1    Financial Data Schedule

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

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4) Incorporated by reference to the Exhibits to the Company's Form 10-QSB dated May 14, 1998.

(5) Incorporated by reference to the Exhibit to the Company's Form 8-K dated December 22, 1998.

(6)  Filed herewith.

                          REGENT ASSISTED LIVING, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED Financial Statements

                 for the years ended December 31, 1998 and 1997

Regent Assisted Living, Inc. and Subsidiaries
Table of Contents


                                                                            Page

Report of Independent Accountants - PricewaterhouseCoopers LLP              F-1

Independent Auditors' Report - KPMG Peat Marwick LLP                        F-2

Financial Statements:
     Consolidated Balance Sheets                                            F-3
     Consolidated Statements of Operations                                  F-4
     Consolidated Statements of Changes in Shareholders' Equity             F-5
     Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                                  F-7

                        Report of Independent Accountants
                        ---------------------------------


March 10, 1999

To the Board of Directors and Shareholders
Regent Assisted Living, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regent Assisted Living, Inc. and Subsidiaries (the Company) as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

                          Independent Auditors' Report
                          ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Regent Assisted Living, Inc. and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP




Portland, Oregon
February 13, 1998

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1998 and 1997

                                    ASSETS                                                  1998             1997
      Current assets:
        Cash and cash equivalents                                                  $   4,483,048    $   1,805,096
        Cash held in working capital escrow                                              734,408           60,480
        Accounts receivable, net                                                         287,483          128,110
        Prepaid expenses                                                                 280,324          249,708
        Construction advances receivable                                                 481,819          123,670
                                                                                   -------------    -------------

          Total current assets                                                         6,267,082        2,367,064

      Restricted cash                                                                  2,757,981        2,361,993
      Property and equipment, net                                                     54,191,324       69,820,324
      Investment in and advances to joint venture                                        261,995          401,460
      Other assets                                                                     2,795,374          752,932
                                                                                   -------------    -------------

          Total assets                                                             $  66,273,756    $  75,703,773
                                                                                   =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Current portion of long-term debt                                          $     284,481    $     218,881
        Short-term borrowings                                                                           4,500,000
        Construction accounts payable                                                    608,585          583,043
        Accounts payable and other accrued expenses                                    2,280,230          685,136
        Accrued payroll                                                                1,213,630          502,568
        Accrued interest                                                                 318,201          179,963
                                                                                   -------------    -------------

          Total current liabilities                                                    4,705,127        6,669,591

      Long-term debt                                                                  40,704,567       51,450,545
      Convertible subordinated notes                                                   9,000,000
      Deferred gains and development fees, net                                         6,022,773          898,802
      Other liabilities                                                                1,586,164          517,578
                                                                                   -------------    -------------

          Total liabilities                                                           62,018,631       59,536,516
                                                                                   -------------    -------------

      Minority interest in consolidated subsidiary                                             -          250,000
                                                                                   -------------    -------------

      Commitments

      Shareholders' equity:
        Preferred stock, no par value, 5,000,000 shares authorized;
            1,666,667 shares issued and outstanding in 1998 and 1997                   9,349,841        9,349,841
        Common stock, no par value, 25,000,000 shares authorized;
            4,633,000 shares issued and outstanding in 1998 and 1997                  10,808,703       10,808,703
        Accumulated deficit                                                          (15,903,419)      (4,241,287)
                                                                                   -------------    -------------

          Total shareholders' equity                                                   4,255,125       15,917,257
                                                                                   -------------    -------------

          Total liabilities and shareholders' equity                               $  66,273,756    $  75,703,773
                                                                                   =============    =============

         The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 1998 and 1997

                                                                                            1998             1997
Revenues:
    Rental and service                                                             $  30,217,379    $  13,751,027
    Management fees                                                                      201,816          207,255
                                                                                   -------------    -------------

      Total revenues                                                                  30,419,195       13,958,282
                                                                                   -------------    -------------

Operating expenses:
    Residence operating expenses                                                      25,602,709       10,689,905
    General and administrative                                                         4,161,981        3,568,382
    Lease expense                                                                      9,014,483        3,479,176
    Depreciation and amortization                                                      1,080,050          356,852
                                                                                   -------------    -------------

      Total operating expenses                                                        39,859,223       18,094,315
                                                                                   -------------    -------------

      Operating loss                                                                  (9,440,028)      (4,136,033)

Interest income                                                                          336,168          381,326
Interest expense                                                                      (1,594,777)        (136,636)
Equity in losses of joint venture                                                       (360,028)               -
Other income (loss), net                                                                  (3,467)          26,566
                                                                                   -------------    -------------

      Loss before income taxes                                                       (11,062,132)      (3,864,777)

Provision for income taxes                                                                     -           12,877
                                                                                   -------------    -------------

      Net loss                                                                       (11,062,132)      (3,877,654)

Preferred stock dividends                                                               (600,000)        (600,000)
                                                                                   -------------    -------------

      Net loss available to common shareholders                                    $ (11,662,132)   $  (4,477,654)
                                                                                   =============    =============

Basic loss per common share                                                        $       (2.52)   $        (.97)
                                                                                   =============    =============

Diluted loss per common share                                                      $       (2.52)   $        (.97)
                                                                                   =============    =============

Weighted average common shares outstanding - basic                                     4,633,000        4,633,000
                                                                                   =============    =============

Weighted average common shares outstanding - diluted                                   4,633,000        4,633,000
                                                                                   =============    =============


        The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997

                                              Preferred Stock
                              -----------------------------------------------
                                     Series A                 Series B              Common Stock                             Total
                              ------------------------  ---------------------  -----------------------   Accumulated  Shareholders'
                                  Shares        Amount    Shares       Amount     Shares        Amount       Deficit         Equity
                              ----------  ------------  --------  -----------  ---------  ------------  ------------  -------------
Balance, December 31, 1996     1,283,785  $  7,201,910   382,882  $ 2,147,931   4,633,000 $ 10,808,703  $   (101,133) $  20,057,411

    Preferred stock dividends                                                                               (600,000)      (600,000)

    Non-cash compensation charge                                                                             337,500        337,500

    Net loss                                                                                              (3,877,654)    (3,877,654)
                              ----------  ------------  --------  -----------  ---------  ------------  ------------  -------------
Balance, December 31, 1997     1,283,785     7,201,910   382,882    2,147,931   4,633,000   10,808,703    (4,241,287)    15,917,257

    Preferred stock dividends                                                                               (600,000)      (600,000)

    Net loss                                                                                             (11,062,132)   (11,062,132)
                              ----------  ------------  --------  -----------  ---------  ------------  ------------  -------------
Balance, December 31, 1998     1,283,785  $  7,201,910   382,882  $ 2,147,931  4,633,000  $ 10,808,703  $(15,903,419   $  4,255,125


        The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1998 and 1997

                                                                                             1998             1997
Cash flows from operating activities:
    Net loss                                                                        $ (11,062,132)   $  (3,877,654)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     1,080,050          356,852
      Non-cash compensation charge                                                              -          337,500
      Amortization of deferred gains and development fees                                (350,564)         (21,198)
      Equity interest in joint venture                                                    360,028                -
      Non-cash operating expense                                                          128,957                -
      Increase in allowance for doubtful accounts                                          10,000                -
      Deferred income taxes                                                                     -          304,300
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                               (10,925)          (7,054)
        Accounts receivable                                                              (169,373)          20,866
        Prepaid expenses                                                                 (145,523)         (61,560)
        Other assets                                                                     (990,086)         (67,141)
        Accounts payable and other accrued expenses                                     1,595,094           38,418
        Accrued payroll                                                                   711,062          167,413
        Accrued interest                                                                  138,238          122,433
        Other liabilities                                                               1,068,586           43,155
                                                                                    -------------    -------------

      Net cash used in operating activities                                            (7,636,588)      (2,643,670)
                                                                                    -------------    -------------

Cash flows from investing activities:
    Purchases of property and equipment                                               (36,267,398)     (52,898,548)
    Increase (decrease) in construction accounts payable                                   25,542          (84,269)
    Maturity (purchase) of investments, net                                                     -        2,939,448
    Investment in and advances to joint venture                                          (158,563)        (137,881)
    Proceeds from sale of property and equipment                                          829,408                -
    Deposits to replacement reserve account, net                                          (80,186)          (7,909)
                                                                                    -------------    -------------

      Net cash used in investing activities                                           (35,651,197)     (50,189,159)
                                                                                    -------------    -------------

Cash flows from financing activities:
    Short-term borrowings                                                              (4,500,000)       4,500,000
    Proceeds from issuance of long-term debt                                           27,490,812       41,700,424
    Payments on long-term debt                                                        (38,421,190)        (163,183)
    Construction (advances) payments                                                     (110,625)       1,001,645
    Payments and deposits for lease financing arrangements, net                          (897,484)        (234,364)
    Restricted cash for lease financing arrangements, net                                (315,802)        (707,599)
    Deferred development fees from lease financing arrangements                           497,218          920,000
    Proceeds from lease financing arrangements                                         53,822,808                -
    Proceeds from issuance of convertible subordinated notes                            9,000,000                -
    Contributions by minority partner                                                           -          250,000
    Preferred stock issuance costs                                                              -         (600,159)
    Preferred stock dividends                                                            (600,000)        (626,230)
                                                                                    -------------    -------------

      Net cash provided by financing activities                                        45,965,737       46,040,534
                                                                                    -------------    -------------

      Net increase (decrease) in cash and cash equivalents                              2,677,952       (6,792,295)

Cash and cash equivalents, beginning of period                                          1,805,096        8,597,391
                                                                                    -------------    -------------

Cash and cash equivalents, end of period                                            $   4,483,048    $   1,805,096
                                                                                    =============    =============

Supplemental disclosure of non-cash investing and financing activities:
    Long-term debt incurred to acquire minority interest in
        consolidated subsidiary                                                     $    250,000
                                                                                    ============

    Contribution of property and equipment in exchange for investment
        in and advances to joint venture                                            $    138,000
                                                                                    ============

        The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.   Operations and Summary of Significant Accounting Policies:

     Regent Assisted Living, Inc. (the Company) is an owner, operator and developer of private-pay assisted living communities including stand-alone Alzheimer's communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

     The Company

     As of December 31, 1998, the Company operated twenty-five assisted living communities in nine western states. In addition, the Company had four communities under construction and seventeen under development. During 1998, the Company opened eleven new internally developed communities (including one owned in a joint venture), completed the lease-acquisition of five communities (including one that was previously managed), and entered into one additional management contract.

     As of December 31, 1997, the Company operated nine assisted living communities in five states, including two under management contracts. During 1997, the Company opened three new internally developed communities, completed the lease-acquisition of one community, and entered into one management contract.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As of December 31, 1998, the Company has one active subsidiary, RAL, Inc.

     Cash and Cash Equivalents
     The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less. The Company's cash equivalents are in high quality securities placed with institutions with high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk, and the Company has not experienced any credit related losses.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     Cash Held in Working Capital Escrow

     Cash is held in the Company's name in bank accounts in the custody of financial institutions. Under an agreement with a lessor, the majority of this cash is available for release in accordance with a predetermined monthly draw schedule and upon a community's initial achievement of a 1.25 to 1.00 coverage ratio, which is expected in 1999.

     Property and Equipment

     Property and equipment are stated at cost with depreciation being provided over the assets' estimated useful lives using straight-line and accelerated methods as follows:

         Buildings                                             40 years
         Land improvements                                     15 years
         Furniture and equipment                           5 - 10 years

     Interest incurred during construction periods is capitalized as part of the building costs. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon disposal of property and equipment subject to depreciation, the related costs and accumulated depreciation are removed and resulting gains and losses are reflected in operations.

     Management reviews all long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Restricted Cash

     The Company is required to provide letters of credit to lenders in connection with certain financing arrangements. Financial institutions providing the letters of credit have required cash collateral for the letters of credit, totaling $2,315,733 and $2,310,884 as of December 31, 1998 and 1997, respectively. Restricted cash also includes a replacement reserve required to be maintained for one of the communities.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     Investment in Joint Ventures

     The Company has a 50% investment in a joint venture organized to develop an assisted living community in Kenmore, Washington. This community commenced operations on August 25, 1998. The Company accounts for its investment under the equity method and reported a loss of $360,028 for the year ended December 31, 1998.

     The Company has a 10% investment in a joint venture organized to develop an Alzheimer's community in Kent, Washington. As of December 31, 1998, this community was under construction and had not commenced operations. Because the Company controls the operations of the joint venture, its investment is accounted for under the equity method.

     Pre-Opening Costs

     The Company expenses pre-opening and start-up costs as incurred.

     Deferred Gains and Development Fees

     Gains realized on the sale and leaseback of the Company's assisted living communities are deferred and credited to income as rent adjustments over the related lease terms. The Company also defers development fees and amortizes them over the term of the related lease.

     Revenue Recognition

     Revenue from owned or leased assisted living communities is recorded when services are rendered and consist of resident fees for basic housing, personalized health care and management fees from other assisted living communities.

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

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     Computation of Per Share Amounts

     Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Prior period amounts have been restated to conform with the presentation requirements of SFAS No. 128.

     Stock-Based Compensation Plan

     The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effect on earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

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

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements

     On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Consistent with its past accounting practices, the Company expenses all start-up costs and thus the adoption of this statement will have no impact on the Company's reported results.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of this statement will have no impact on the Company's reported results.

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation.


2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                                                                 1998                1997
        Land                                                           $    3,057,756      $    1,730,810
        Buildings and improvements                                         29,747,219          12,713,346
        Furniture and equipment                                             3,452,579           1,512,868
        Construction in progress                                           19,375,174          54,429,419
                                                                       --------------      --------------

                                                                           55,632,728          70,386,443

        Less accumulated depreciation and amortization                      1,441,404             566,119
                                                                       --------------      --------------

             Property and equipment, net                               $   54,191,324      $   69,820,324
                                                                       ==============      ==============

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


2.   Property and Equipment, Continued:

     Land, buildings and certain furniture and equipment serve as collateral for long-term debt. Construction in progress includes land, development and building costs incurred in connection with the construction of the Company's new communities and the cost of land held for development. Property and equipment includes the asset value attributable to a capital lease in the amount of $7,724,177 at December 31, 1998 and 1997. Accumulated amortization related to this lease was $581,000 and $390,700 at December 31, 1998 and 1997, respectively.


3.   Other Assets:

     Other assets consist of the following:

                                                                    1998          1997
     Resident security and trust deposits                    $ 1,586,164   $   517,578
     Deferred financing costs, net                               899,629       195,381
     Other                                                       309,581        39,973
                                                             -----------   -----------

          Total other assets                                 $ 2,795,374   $   752,932
                                                             -----------   -----------

     Pursuant to rental agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. A liability for these deposits is recorded in other liabilities in the consolidated financial statements.

     Deferred financing costs are amortized over the original term of the related financing agreement.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


4.   Long-Term Debt and Convertible Subordinated Notes:

     Long-term debt consists of:

                                                                                        1998               1997
     Capital lease obligation, due in monthly installments of
           $69,100, including interest at 8.4%, due in November
           2012 (Note 7)                                                        $  7,915,863       $  8,072,754
     Notes payable to a bank, due in monthly installments of
           $11,167, including interest at various rates between 8.75%
           and 8.88%, all maturing at various dates in 2002 and 2003                 451,477            279,774
     Note payable to a corporation, quarterly payments of interest
           only at 9%, due in December 2000                                          500,000            500,000
     Construction loans, totaling $36,705,000, interest varies between
           7.88% and 11.75%, maturities vary from February 2000
           through September 2004                                                 30,668,688         42,250,452
     Note payable to construction company owned by the majority shareholder, quarterly payments of interest only at 10%,
           due in November 2000 (Note 9)                                           1,000,000                  -
     Other                                                                           453,020            566,446
                                                                                ------------       ------------

                                                                                  40,989,048         51,669,426

     Less amounts due within one year                                                284,481            218,881
                                                                                ------------       ------------

                                                                                $ 40,704,567       $ 51,450,545
                                                                                ============       ============

     Principal payments on long-term debt for the years ending December 31 are as follows:

     1999                                                                                          $    284,481
     2000                                                                                             9,222,125
     2001                                                                                             9,078,543
     2002                                                                                               595,550
     2003                                                                                            12,180,324
     Thereafter                                                                                       9,628,025
                                                                                                   ------------

                                                                                                   $ 40,989,048
                                                                                                   ============

     The Company incurred total interest costs of approximately $4,246,600 and $1,926,200 in 1998 and 1997, respectively, of which approximately $2,651,800 and $1,789,500 has been capitalized as part of construction in progress. Interest costs paid by the Company in 1998 and 1997 totaled approximately $4,108,400 and $1,803,800, respectively.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


4.   Long-Term Debt and Convertible Subordinated Notes, Continued:

     The Company, along with its joint venture partners, has guaranteed construction loans totaling approximately $9.9 million.

     On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes of the Company and agreed to purchase up to an additional aggregate amount of $6 million of convertible subordinated notes. As of December 31, 1998, a total of $9 million of convertible notes were issued under this facility. The Company and the purchasers have agreed that no additional notes will be issued. The notes bear interest at 7.5% per annum and are convertible into 1,200,000 shares of common stock at an exercise price of $7.50 per share. Interest on the notes is payable quarterly and all principal and unpaid interest on the notes is due March 31, 2008. The notes may be converted at the option of the holder at any time prior to the maturity date of the notes. The Company also has the right to force a conversion of the notes if the average trading price of the common stock equals or exceeds $12 per share over thirty consecutive trading days.


5.   Shareholders' Equity:

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

     On December 16, 1996, the Company issued 1,283,785 shares of Series A preferred stock and 382,882 shares of Series B preferred stock (collectively, the Preferred Stock) for a total of $9,950,000. In connection with this transaction, a warrant was issued to the holders of the preferred stock for $50,000, allowing the warrant holder to purchase 200,000 shares of common stock at an exercise price of $5.50 per share.

     Each share of preferred stock is convertible into 1,091 shares of common stock. The Series A preferred shares are convertible at any time at the option of the holder. The Series B preferred shares are convertible upon the occurrence of certain "Conversion Events" as defined in the Company's amended articles of incorporation.

     Dividends on the preferred stock accrue and are paid at an annual rate of 6% of the liquidation value of $5.50 per common equivalent share.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


5.   Shareholders' Equity, Continued:

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


6.   Stock Options:

     1995 Stock Incentive Plan

     The Company adopted a stock incentive plan (the 1995 Stock Incentive Plan), which provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. A total of 600,000 shares of common stock may be issued under the 1995 Stock Incentive Plan. As of December 31, 1998, options to purchase 434,000 shares had been granted and are outstanding pursuant to the Stock Incentive Plan.

     The 1995 Stock Incentive Plan is administered by the Board of Directors, which has the authority, subject to the terms of the Stock Incentive Plan, to determine the persons to whom options or rights may be granted, the exercise price and number of shares subject to each option or right, the character of grant, the time or times at which all or a portion of each option or right may be exercised and certain other provisions of each option or right.

     Options are exercisable over a period of time in accordance with the terms or option agreements entered into at the time of grant. Generally, options expire 10 years from date of grant and are expected to become exercisable over a five-year period. Options granted under the 1995 Stock Incentive Plan are generally nontransferable by the optionee and, unless otherwise determined by the Board of Directors, must be exercised by the optionee during the period of the optionee's employment or service with the Company or within a specified period following termination of employment or service.

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

     During the year ended December 31, 1997, the Company recognized compensation expense in the amount of $337,500 for employee options granted below fair value on the grant date.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


6.   Stock Options, Continued:

     Options Granted by Shareholder

     In August 1995, the Company's founding shareholder granted options to purchase an aggregate of 170,000 shares of common stock, of which 165,000 were to certain officers of the Company. These options vest and become immediately exercisable, and are subject to the terms of option agreements that contain terms similar to those governing the options granted under the 1995 Stock Incentive Plan.

     A summary of option activity is as follows:

                                                                       Weighted-
                                                                         Average
                                                        Number of       Exercise
                                                           Shares          Price
                                                     ------------   ------------
        Balance, December 31, 1996                        538,500   $       6.15

        Options granted                                   239,500           3.55
        Options cancelled                                (215,000)          6.97
                                                     ------------

        Balance, December 31, 1997                        563,000           4.73

        Options granted                                    43,500           5.35
        Options cancelled                                  (2,500)          6.59
                                                     ------------

        Balance, December 31, 1998                        604,000           4.77
                                                     ============

     The following table summarizes information about stock options outstanding as of December 31, 1998:

                                                                                         Options Exercisable
                                                  Weighted-                       -------------------------------
                                                    Average         Weighted-                           Weighted-
             Range of                             Remaining           Average                             Average
             Exercise              Number       Contractual          Exercise            Number          Exercise
               Price          Outstanding              Life             Price       Exercisable             Price
          -------------     -------------     -------------     -------------     -------------     -------------
          $6.00 - $8.00           170,000         6.7 years           $  6.12           170,000          $  6.12
          $3.00 - $7.50           434,000         7.3 years              4.24           234,400             4.30
                            -------------                                         -------------

                                  604,000                                               404,400
                            =============                                         =============

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


6.   Stock Options, Continued:

     The total value of options granted during 1998 and 1997 was computed as approximately $140,417 and $1,250,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair market value of the option grants during 1998 and 1997 was $3.23 and $5.22 per share, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table presents the Company's net loss and loss per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123.

                                                                      1998              1997
        Net loss:
          As reported                                         $(11,062,132)      $(3,877,654)
          Pro forma                                            (11,333,132)       (4,235,654)

        Diluted loss per common share:
          As reported                                                (2.52)            (0.97)
          Pro forma                                                  (2.58)            (1.04)

     For purposes of the above pro forma information, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                     1998              1997

        Risk-free interest rate                      6.0%              6.25%
        Expected life                             7.1 years          6.5 years
        Expected volatility                          50%               43.1%
        Expected dividend yield                       0%                0%


7.   Commitments:

     Operating Leases

     The Company leases eighteen communities under noncancelable lease agreements expiring in the years 2005 through 2014. The leases are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective facility. The Company is responsible for all costs including repairs, property taxes and other direct operating costs.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


7.   Commitments, Continued:

     Operating Leases, Continued

     The Company leases its corporate offices under a noncancelable operating lease expiring February 2003. The corporate offices were shared with certain other related entities in 1998, and a portion of the total lease expense was paid by those entities (see Note 9).

     Future minimum lease payments required under these leases for the years ending December 31 are as follows:

        1999                                                $ 13,035,000
        2000                                                  13,031,000
        2001                                                  13,030,000
        2002                                                  12,829,000
        2003                                                  12,769,000
        Thereafter                                            96,326,000
                                                            ------------

                                                            $161,020,000
                                                            ------------

     Lease and rent expense for the Company totaled $9,679,100 and $3,648,700 in 1998 and 1997, respectively.

     Certain of the Company's operating lease agreements contain restrictive covenants. As of December 31, 1998, the Company was in compliance with the covenants for all lease agreements, except for a covenant related to the Company's $2.7 million lease of its West Wind community in Boise, Idaho. The Company is currently in negotiation with the lessor to remedy the noncompliance. The Company believes the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     Capital Lease

     During 1996, the Company entered into a sale leaseback transaction accounting for this transaction as a financing. The total consideration for the sale was $8,300,000, which was recorded as a capital lease obligation by the Company (see Note 4). The Company has continued to operate this community pursuant to a lease agreement that expires in 2012. This lease is subject to additional rent payments based on a percentage of the increase in annual revenue of the community. The Company is also responsible for all costs including property taxes, maintenance and other direct operating costs.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


7.   Commitments, Continued:

     Other Lease Financing

     The Company entered into arrangements pursuant to which real estate investment trusts (REITs) specializing in health care properties agreed to provide lease financing for the development of five of the Company's communities. Two of the communities commenced operations in 1997 and two commenced operations in 1998. One community was under construction at December 31, 1998. The Company advanced approximately $482,000 and $124,000 of reimbursable construction costs at December 31, 1998 and 1997, respectively (see Note 7). Upon commencement of operations at the communities, payments begin under the leases, which are accounted for as operating leases.

     Construction Financing

     The Company has entered into construction loans in the aggregate of $36.7 million for the construction of six of its communities. The Company, along with its joint venture partners, has guaranteed construction loans of $9.9 million. All of these loans are generally for a term of 3 years, are collateralized by the related party, and are guaranteed by a shareholder.


8.   Income Taxes:

     The components of the provision for income taxes for the year ended December 31, 1998 and 1997 are as follows:

                                                                 1998              1997
        Current:
          Federal                                       $           -     $    (271,194)
          State                                                     -           (20,229)
                                                        -------------     -------------

                                                                    -          (291,423)
                                                        -------------     -------------

        Deferred:
          Federal                                                   -           257,370
          State                                                     -            46,930
                                                        -------------     -------------

                                                                    -           304,300
                                                        -------------     -------------

                                                        $           -     $      12,877
                                                        =============     =============

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


8.   Income Taxes, Continued:

     Income tax expense for the year ended December 31, 1998 and 1997 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income before extraordinary loss as follows:

                                                                                           1998              1997
        Computed expected tax expense (benefit)                                     $(3,758,507)      $(1,314,024)
        Increase (decrease) in income taxes resulting from:
          State taxes, net of federal benefit                                          (467,000)         (151,973)
          Increase in valuation allowance                                             4,226,514         1,513,097
          Other, net                                                                     (1,007)          (34,223)
                                                                                    -----------       -----------

             Actual income tax expense                                              $         -       $    12,877
                                                                                    ===========       ===========

     The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                                                           1998              1997

        Capital lease obligation (Note 4)                                           $ 3,026,804       $ 3,404,637
        Accrued expenses                                                                193,331            77,900
        Federal and state operating loss carryforwards                                2,940,648           644,945
        Deferred gains and development fees                                           2,241,321           341,185
        Depreciation and amortization                                                (2,939,661)       (3,110,795)
        Other                                                                           277,168           155,225
                                                                                    -----------       -----------

                                                                                      5,739,611         1,513,097

        Less valuation allowance                                                     (5,739,611)       (1,513,097)
                                                                                    -----------       -----------

             Net deferred tax assets                                                $         -       $         -
                                                                                    ===========       ===========

     At December 31, 1998, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $7,692,000 and $7,682,000, respectively, which are available to offset future Federal and state taxable income, if any, through the years 2012 and 2013.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


9.   Related Party Transactions:

     Certain executive officers of the Company fulfill similar executive functions for other companies, which are owned or controlled by the majority shareholder, and spend significant amounts of time on the business of such companies.

     Administrative Services Agreement

     The Company has entered into agreements with companies owned by the majority shareholder, whereby the Company will provide each of these entities executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services and other management services as required. Under the terms of the agreement, the Company is reimbursed at its cost on a monthly basis for all services provided. Such reimbursements totaled approximately $145,000 and $408,000 in 1998 and 1997, respectively.

     Construction Contracts

     Throughout 1998 and 1997, construction of thirteen of the Company's new communities has been performed pursuant to construction contracts with a company owned by the majority shareholder. The terms of these contracts provide for, among other things, contractor's profit and overhead of 3% to 5% of the construction costs. Such fees totaled approximately $1,430,000 and $1,058,000 in 1998 and 1997, respectively.

     Guaranty Fees

     In 1998, the Company paid fees totaling $75,000 to its majority shareholder for guaranteeing two of the Company's construction loans.

     Lease Arrangements

     The Company leases two assisted living communities from entities controlled by the majority shareholder. The leases, expiring in 2005, are for 10 year terms at annual base rentals of $2,757,250 and are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective community. Lease payments totaled $2,798,650 and $2,776,250 in 1998 and 1997, respectively. The Company is responsible for all costs including repairs to the facilities, property taxes and other direct operating costs of the communities. The underlying mortgage lender for one of the leased communities requires that not less than 25% of the outstanding stock of the Company be owned by the current majority shareholder and that the current majority shareholder continue to control the management of the Company.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


9.   Related Party Transactions, Continued:

     Management Fees

     For a portion of 1998 and for all of 1997, the Company managed one assisted living community from an entity controlled by the majority shareholder. The Company received a management fee equal to 5% of the gross revenues of the community which amounted to approximately $53,300 and $151,800 in 1998 and 1997, respectively. In 1998, the community was sold to a REIT and the Company entered into a lease agreement with the REIT and will continue to operate the community.


10.  Retirement Plan:

     Employees of the Company participate in a salary deferral plan under the provisions of Section 401(k) of the Internal Revenue Code whereby they may defer a portion of their gross wages. The employer may make additional contributions to the Retirement Plan. Employer contributions made by the Company totaled approximately $85,900 and $66,500 in 1998 and 1997, respectively.


11.  Contingencies:

     The Company is involved in certain litigation relating to claims arising out of its operations in the normal course of business. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.


12.  Subsequent Events:

     During the first quarter of 1999, the Company entered into a sale leaseback agreement with a REIT related to one assisted living community. This community was sold for an aggregate of $10.4 million, resulting in a net gain of approximately $1.0 million, which will be deferred and amortized over the respective lease term.

     The Company will continue to operate this community pursuant to a lease agreement, expiring in the year 2014. The terms of this agreement provide for annual base rental payments of $1,054,600, subject to annual rent escalations not to exceed 2% per year. The Company is responsible for all costs including property taxes, maintenance and other direct operating costs.