Form 10QSB
period 1999-03-31
REGENT ASSISTED LIVING INC
filed 1999-05-14
CIK 1000693

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1999

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

Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ]  No [   ]

               Shares of Registrant's Common Stock, No par value,
                     outstanding at May 12, 1999 - 4,633,000

--------------------------------------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                                 March 31, 1999


                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1999
and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . 4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . . 9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .17

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                     March 31,         December 31,
                                                                                    1999                 1998
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                               $  4,202,438         $  4,483,048
    Cash held in working capital escrow                                          997,074              734,408
    Accounts receivable, net                                                     350,245              287,483
    Prepaid expenses                                                           1,573,425              280,324
    Construction advances receivable                                             223,583              481,819
                                                                            ------------         ------------

      Total current assets                                                     7,346,765            6,267,082

Restricted cash                                                                2,760,082            2,757,981
Property and equipment, net                                                   47,459,295           54,191,324
Investment in and advances to joint venture                                      211,679              261,995
Other assets                                                                   3,087,242            2,795,374
                                                                            ------------         ------------

      Total assets                                                          $ 60,865,063         $ 66,273,756
                                                                            ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                       $    337,657         $    284,481
    Construction accounts payable                                                352,707              608,585
    Accounts payable and other accrued expenses                                5,269,731            3,812,061
                                                                            ------------         ------------

      Total current liabilities                                                5,960,095            4,705,127

Long-term debt                                                                35,188,849           40,704,567
Convertible subordinated notes                                                 9,000,000            9,000,000
Deferred gains and development fees, net                                       6,881,416            6,022,773
Other liabilities                                                              1,730,573            1,586,164
                                                                            ------------         ------------

      Total liabilities                                                       58,760,933           62,018,631
                                                                            ------------         ------------


Commitments

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
         1,666,667 shares issued and outstanding in 1999 and 1998              9,349,841            9,349,841
    Common stock, no par value, 25,000,000 shares authorized;
         4,633,000 shares issued and outstanding in 1999 and 1998             10,808,703           10,808,703
    Accumulated deficit                                                      (18,054,414)         (15,903,419)
                                                                            ------------         ------------

      Total shareholders' equity                                               2,104,130            4,255,125
                                                                            ------------         ------------

      Total liabilities and shareholders' equity                            $ 60,865,063         $ 66,273,756
                                                                            ============         ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    (Unaudited)
                                                                       Three Months Ended   Three Months Ended
                                                                           March 31, 1999       March 31, 1998
Revenues:
    Rental and service                                                      $  11,846,037         $  4,216,580
    Management fees                                                                80,539               71,625
                                                                            -------------        -------------

      Total revenues                                                           11,926,576            4,288,205
                                                                            -------------        -------------

Operating expenses:
    Residence operating expenses                                                8,586,461            4,190,136
    General and administrative                                                  1,284,632              967,621
    Lease expense                                                               3,202,598            1,414,718
    Depreciation and amortization                                                 320,809              114,083
                                                                            -------------        -------------

      Total operating expenses                                                 13,394,500            6,686,558
                                                                            -------------        -------------

      Operating loss                                                           (1,467,924)          (2,398,353)

Interest income                                                                    83,590               75,989
Interest expense                                                                 (524,606)             (64,415)
Equity in losses of joint venture                                                 (86,316)              (1,086)
Other income (loss), net                                                           (5,739)              (7,710)
                                                                            -------------        -------------

      Loss before income taxes                                                 (2,000,995)          (2,395,575)

Provision for income taxes                                                              -                    -
                                                                            -------------        -------------

      Net loss                                                                 (2,000,995)          (2,395,575)

Preferred stock dividends                                                        (150,000)            (150,000)
                                                                            -------------        -------------

      Net loss available to common shareholders                             $  (2,150,995)       $  (2,545,575)
                                                                            =============        =============

Basic loss per common share                                                 $        (.46)       $        (.55)
                                                                            =============        =============

Diluted loss per common share                                               $        (.46)       $        (.55)
                                                                            =============        =============

Weighted average common shares outstanding - basic                              4,633,000            4,633,000
                                                                            =============        =============

Weighted average common shares outstanding - diluted                            4,633,000            4,633,000
                                                                            =============        =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          (Unaudited)

                                                                           Three Months Ended       Three Months Ended
                                                                               March 31, 1999           March 31, 1998
Cash flows from operating activities:
    Net loss                                                                    $  (2,000,995)           $  (2,395,575)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                                   320,809                  114,083
      Amortization of deferred gains and development fees                            (117,524)                 (55,596)
      Equity interest in joint venture                                                 86,316                        -
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                           284,220                  (32,777)
        Accounts receivable                                                           (62,762)                 (14,592)
        Prepaid expenses                                                           (1,305,601)                (137,579)
        Other assets                                                                 (144,409)                (135,253)
        Accounts payable and other accrued expenses                                 1,457,670                 (107,303)
        Other liabilities                                                             144,409                  138,839
                                                                                -------------            -------------

      Net cash used in operating activities                                        (1,337,867)              (2,625,753)
                                                                                -------------            -------------

Cash flows from investing activities:
    Purchases of property and equipment                                            (2,758,883)             (12,626,575)
    Decrease in construction accounts payable                                        (255,878)                 (93,890)
    Investment in and advances to joint venture                                       (36,000)                       -
    Deposits to replacement reserve account, net                                      (25,019)                 (16,567)
                                                                                -------------            -------------

      Net cash used in investing activities                                        (3,075,780)             (12,737,032)
                                                                                -------------            -------------

Cash flows from financing activities:
    Short-term borrowings                                                                   -               (4,500,000)
    Proceeds from issuance of long-term debt                                        1,775,412                8,836,356
    Payments on long-term debt                                                     (7,237,954)             (18,607,328)
    Construction (advances) payments                                                  258,236                 (170,933)
    Payments and deposits for lease financing arrangements, net                      (151,986)                (266,880)
    Restricted cash for lease financing arrangements, net                              22,918                   30,704
    Deferred development fees from lease financing arrangements                        (9,949)                 190,000
    Proceeds from lease financing arrangements                                      9,626,360               27,111,141
    Proceeds from issuance of convertible subordinated notes                                -                4,500,000
    Preferred stock dividends                                                        (150,000)                (150,000)
                                                                                -------------            -------------

      Net cash provided by financing activities                                     4,133,037               16,973,060
                                                                                -------------            -------------

      Net increase (decrease) in cash and cash equivalents                           (280,610)               1,610,275

Cash and cash equivalents, beginning of period                                      4,483,048                1,805,096
                                                                                -------------            -------------

Cash and cash equivalents, end of period                                        $   4,202,438            $   3,415,371
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

     As of March 31, 1999, the Company operated 26 assisted living communities in nine western states. Of the 26 communities, one is owned in a joint venture and accounted for under the equity method, and two are operated under management contracts. In addition, the Company had four communities under construction and seventeen under development. During the first quarter of 1999, the Company opened one new stand-alone Alzheimer's care community (Regent Court) in Modesto, California.

     As of March 31, 1998, the Company operated 14 assisted living communities in six states, including two under management contracts. During the first quarter of 1998, the Company opened four new internally developed communities, and completed the lease-acquistion of one community.

     As of May 12, 1999, the Company had also commenced operations at its new Regent Court community in Clackamas, Oregon and began construction on a new Regent Court community in Corvallis, Oregon.

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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     The accompanying unaudited condensed consolidated financial statements as of March 31, 1999, and for the three month periods ended March 31, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998, is derived from the Company's Form 10-KSB for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

     Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999, or any portion thereof.

2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                                     March 31,         December 31,
                                                         1999                 1998
     Land                                        $  2,734,391        $  3,057,756
     Buildings and improvements                    24,554,209          29,747,219
     Furniture and equipment                        3,252,394           3,452,579
     Construction in progress                      18,578,536          19,375,174
                                                 ------------        ------------

                                                   49,119,530          55,632,728
     Less accumulated depreciation
       and amortization                             1,660,235           1,441,404
                                                 ------------        ------------

           Property and equipment, net           $ 47,459,295        $ 54,191,324
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

4.   Earnings (Loss) Per Common Share:

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $150,000 for each three month period ended March 31, 1999 and 1998.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported revenue of $11.9 million and a net loss of $2.0 million for the quarter ended March 31, 1999. After deducting preferred stock dividends, net loss per share available to common shareholders on a diluted basis was $0.46.

     Current Communities. The table below sets forth certain information regarding the Company's communities at March 31, 1999.

                                              Regent
                                          Operations
Community                  Location        Commenced          Units(1)     Beds(2)      Interest
---------                  --------        ---------          --------     -------      --------
Oregon
   Park Place              Portland             1986              112         112       Lease (3)
   Regency Park            Portland             1987              122         142       Lease
   Sheldon Park            Eugene               1998              108         124       Lease

Washington
   Northshore House        Kenmore              1998               85          98       Manage (4)
   Sterling Park           Redmond              1990              162         192       Lease

California
   Laurel Springs          Bakersfield          1998              113         127       Own
   Orchard Park            Clovis               1998              112         128       Lease
   Regent Court            Modesto              1999               24          48       Own (5)
   Summerfield House       Vacaville            1998              109         126       Own
   Sun Oak                 Citrus Heights       1997               40          50       Manage
   Sunnyside Court         Fremont              1998               40          78       Lease
   Sunshine Villa          Santa Cruz           1990              106         126       Lease (6)
   The Palms               Roseville            1998               93         108       Lease
   Villa Serra             Salinas              1998              150         150       Manage
   Willow Creek            Folsom               1997              104         119       Lease

Idaho
   Willow Park             Boise                1997              117         130       Lease
   West Wind               Boise                1997               48          52       Lease

Nevada
   Mira Loma               Henderson            1998              115         133       Lease

New Mexico
   Sandia Springs          Rio Rancho           1998              109         126       Lease

                                              Regent
                                          Operations
Community                  Location        Commenced          Units(1)     Beds(2)      Interest
---------                  --------        ---------          --------     -------      --------
Texas
   Parmer Woods            Austin               1998              117         137       Lease (7)
   Hamilton House          San Antonio          1997              116         136       Lease

Arizona
   Canyon Crest            Tucson               1998              117         137       Lease
   Regent Court            Scottsdale           1998               24          48       Lease

Wyoming
   Aspen Wind              Cheyenne             1998               77          77       Lease
   Meadow Wind             Casper               1998               53          53       Lease
   Spring Wind             Laramie              1998               53          53       Lease
                                           ---------          -------     -------
   Totals                                                       2,426       2,810
                                                              =======     =======

(1) A "unit" is a single- or double-occupancy studio, one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The Company completed a lease-acquisition of Park Place during the second quarter of 1998. The Company had managed the community prior to this transaction.

(4) The Company owns a 50 percent interest in a joint venture which owns this community.

(5) In April 1999, the Company sold a 45% co-tenancy interest in this community.

(6) This community was sold in a prior period pursuant to a sale-leaseback transaction and is accounted for as a capital lease.

(7) The Company completed a sale/leaseback transaction of its Austin community in February 1999.

During the second quarter of 1999, the Company commenced operations at its 48-bed Regent Court community in Clackamas, Oregon. As of May 12, 1999, the Company has commenced construction on the following four new communities:

                                                  Scheduled
Community                  Location                 Opening             Units        Beds      Interest
---------                  --------        ----------------          --------     -------      --------
Arizona
   Desert Flower           Scottsdale      2nd quarter 1999               102         115       Own

Washington
   Regent Court            Kent            2nd quarter 1999                24          48       Manage

Oregon
   Regent Court            Corvallis       1st quarter 2000                24          48       Own

California
   Villa de Palma          West Covina     2nd quarter 2000               130        142        Lease
                                                                     --------     ------

       Totals                                                             280        353
                                                                     ========     ======

As of May 12, 1999, sixteen additional new communities were in varying stages of development. If all sixteen communities are developed, total operations of the Company will increase by approximately 1,500 beds to a total of approximately 4,700 beds. The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the condensed consolidated financial statements.

Operating results for the three month period ended March 31, 1999, are not necessarily indicative of future financial performance as the Company intends to continue expanding its operating base of communities.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues. For the three month period ended March 31, 1999, revenues totaled $11.9 million compared to $4.3 million in the three month period ended March 31, 1998, an increase of $7.6 million or 178.1 percent. During the first quarter of 1999, the Company operated 26 communities comprised of five stabilized communities including one acquired in May 1998, 18 newly developed communities, and three communities operated pursuant to management contracts, of which one is owned in a joint venture and accounted for under the equity method. The Company operated 14 communities during the first quarter of 1998, comprised of four stabilized communities, eight newly developed communities, and two operated pursuant to management contracts. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed."

Revenues from "Same Residences", the six communities that the Company operated at the beginning of both periods, comprised of four stabilizied and two newly developed communities, increased by $1.0 million. Of this increase, $0.2 million was from the four stabilized communities and $0.8 million was from the two newly developed communities. Revenues from the remaining 16 newly developed communities in operation during the first quarter of 1999, compared to revenues from the remaining six newly developed communities in operation during the first quarter of 1998, increased by $5.8 million. In addition, revenues for the comparable periods increased $0.8 million from the one stabilized community the Company acquired in May 1998. Overall average occupancy at the Company's five stabilized communities was 95.2 percent for the three month period ended March 31, 1999, whereas occupancy was 90.0 percent at the Company's four stabilized communities for the same period in 1998.

Residence Operating Expenses. Residence operating expenses were $8.6 million for the three month period ended March 31, 1999, and $4.2 million for the same period in 1998, an increase of $4.4 million or 104.9 percent. Residence operating expenses from "Same Residences" during the first quarter of 1999 increased by $0.4 million over the first quarter of 1998. This increase was primarily attributable to the increased level of operations at the two newly developed communities operated at the beginning of both periods. In addition, residence operating expenses for the current period include $5.0 million of start-up operating expenses and pre-opening costs related to 18 newly developed communities, whereas, the prior period included $1.5 million of start-up operating expenses and pre-opening costs related to 11 communities. Also, operating expenses increased $0.5 million from the stabilized community acquired in the second quarter of 1998. Residence operating expenses, excluding the effect of the newly developed communities, totaled 62.5 percent and 64.9 percent of rental and service revenues for the three month periods ended March 31, 1999 and 1998, respectively.

General and Administrative Expenses. General and administrative expenses were $1.3 million for the three month period ended March 31, 1999, compared to $1.0 million for the three month period ended March 31, 1998. The increase of $0.3 million is due primarily to the increase in operations related to the implementation of the Company's plan for growth.

Lease Expense. Lease expense for the Company's leased communities was $3.2 million for the three month period ended March 31, 1999, compared to $1.4 million for the same period in 1998. The increase of $1.8 million relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

Depreciation and Amortization. Depreciation and amortization expense was $0.3 million for the three month period ended March 31, 1999, compared to $0.1 million for the three month period ended March 31, 1998. The increase of $0.2 million relates primarily to the opening of newly developed communities.

Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. Interest expense increased for the three month period ended March 31, 1999, to $0.5 million from $0.1 million for the three month period ended March 31, 1998. Interest expense related to the operation of newly opened communities increased $0.2 million in the current period as compared to the same period in the prior year. In addition, the Company incurred $0.2 million of interest in the three month period ended March 31, 1999 related to convertible subordinated notes that were issued after the first quarter of 1998. The Company capitalized $0.4 million and $1.1 million of interest charges incurred during the three months ended March 31, 1999 and 1998, respectively. Capitalized interest decreased due to decreased borrowing for construction purposes.

Equity Interest in Joint Venture. Equity in losses of joint venture resulted from the operations of the Company's 50 percent owned Kenmore, Washington community which opened in the third quarter of 1998.

Net Income (loss). Net operating results increased by $0.4 million during the three month period ended March 31, 1999 compared to the same period in 1998. The Company reported a loss of $2.0 million for the first quarter of 1999, whereas the Company reported a loss of $2.4 million for the first quarter of 1998. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $3.2 million, offset by increases in general and administrative expenses, lease expense, depreciation, interest expense and equity in losses of joint venture, all as discussed above.

Liquidity and Capital Resources

At March 31, 1999, the Company had $1.4 million of working capital, compared to working capital of $1.6 million at December 31, 1998, a decrease of $0.2 million. The Company's growth in operating capacity resulted in an increase in net current liabilities which reduced working capital. Cash and cash equivalents decreased by $0.3 million (as described below), however, cash held in working capital escrow increased by a like amount.

Net cash used in operating activities totaled $1.3 million for the three month period ended March 31, 1999, which resulted primarily from a net loss of $2.0 million, adjusted for depreciation and amortization of $0.2 million, offset by an increase in cash held in working capital escrow of $0.3 million and an increase in net current liabilities of $0.2 million.

Net cash used in investing activities totaled $3.1 million for the three month period ended March 31, 1999, consisting primarily of land acquisition, development, and construction costs. At March 31, 1999, the aggregate purchase price for seven parcels of land for which the Company had purchase options was approximately $5.8 million. The Company has paid initial deposits relating to these sites and is in the process of completing the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

Net cash provided by financing activities totaled $4.1 million during the three month period ended March 31, 1999, consisting of property and equipment financing proceeds totaling $1.8 million, net proceeds from lease-financing arrangements totaling $9.7 million, offset by repayment of long-term debt of $7.2 million, and payment of preferred stock dividends of $0.2 million.

During February 1999, the Company completed a $10.4 million sale/leaseback transaction involving its Austin community. As a result, the Company generated approximately $3.0 million in net proceeds, repaid approximately $7.2 million of its mortgage indebtedness and recorded deferred gain of approximately $1.0 million.

The Company has an aggregate of $11.6 million in loans from which to complete construction of the Scottsdale and the Kent communities. As of March 31, 1999, approximately $3.5 million remained to be drawn on these loans to fund construction activities and debt service reserves. The Company has sufficient financing to complete these communities and to fund their anticipated initial operating deficits during 1999.

During the remainder of 1999, the Company intends to utilize current working capital resources primarily for operating requirements. At March 31, 1999, the Company has capitalized costs totaling approximately $18.6 million related to communities under construction or development, encumbered by $8.0 million in outstanding debt. The Company intends to finance substantially all of the remaining cost of developing each new community through additional sale-leaseback transactions with real estate investment trusts ("REIT"), joint venture arrangements, as well as conventional financing with commercial banks and other financial institutions.

The Company anticipates capital expenditures for 1999 may include certain additional land acquisition costs, architectural fees, and other development costs related to at least 16 assisted living communities and construction costs related to at least two additional assisted living communities. The Company has obtained commitments to provide up to $13.5 million in financing for the construction of the two communities. The Company anticipates commencing construction on as many as ten communities during 1999. The total cost to develop and construct the ten communities, including the estimated initial operating deficits, will likely be between $85 million to $95 million. A substantial portion of these costs may be incurred during 1999.

The Company is currently discussing with commercial banks and REITs the terms of potential financing with which the Company will construct new communities currently under development. Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital invested in seven of these ten communities in order to complete construction and to fund the initial operating deficits. The Company may require additional equity capital to complete the final three communities.

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

Certain of the Company's operating lease agreements contain restrictive covenants. As of March 31, 1999, the Company was in compliance with the covenants for all lease agreements, except for a financial covenant related to two lease agreements. To date, the lessor has not asserted its rights under the two agreements. The Company expects to satisfy the covenant prior to any claim being asserted.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits:

          10.30 Employment Agreement, effective as of March 16, 1999, between Eric W. Jacobsen and the Company.

          10.31 Restrictive Covenant Agreement, effective March 16, 1999 between Eric W. Jacobsen and the Company.

          10.32 Employment Agreement, effective as of April 12, 1999, between Louis Swart and the Company.

          10.33 Restrictive Covenant Agreement, effective as of April 12, 1999, between Louis Swart and the Company.

          27      Financial Data Schedule.

          Reports on Form 8-K

          None


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By:  STEVEN L. GISH                    Date:  May 12, 1999
     -----------------------------
     Steven L. Gish
     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits
No.       Description                                                    Page
--------  -----------                                                    ----

  10.30 Employment Agreement, effective as of March 16, 1999, between Eric W. Jacobsen and the Company.

  10.31 Restrictive Covenant Agreement, effective March 16, 1999 between Eric W. Jacobsen and the Company.

  10.32 Employment Agreement, effective as of April 12, 1999, between Louis Swart and the Company.

  10.33 Restrictive Covenant Agreement, effective as of April 12, 1999, between Louis Swart and the Company.

  27      Financial Data Schedule.