Form 10QSB
period 1999-06-30
REGENT ASSISTED LIVING INC
filed 1999-08-16
CIK 1000693

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

                  For the Quarterly period ending June 30, 1999

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

                                 Yes [X] No [ ]

               Shares of Registrant's Common Stock, No par value,
                   outstanding at August 12, 1999 - 4,633,000

--------------------------------------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                                  June 30, 1999


                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998 . . . . . . . . . . . . . . . . . 4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . . 9

PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .18

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                         June 30,        December 31,
                                                                                       1999                1998
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $  3,573,111       $  4,483,048
    Cash held in working capital escrow                                              911,741            734,408
    Accounts receivable, net                                                         403,640            287,483
    Prepaid expenses                                                                 968,593            280,324
    Construction advances receivable                                                 217,918            481,819
                                                                                ------------       ------------

      Total current assets                                                         6,075,003          6,267,082

Restricted cash                                                                    3,046,645          2,757,981
Property and equipment, net                                                       51,652,170         54,191,324
Investment in and advances to joint venture                                          245,652            261,995
Other assets                                                                       2,557,840          2,795,374
                                                                                ------------       ------------

      Total assets                                                              $ 63,577,310       $ 66,273,756
                                                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                           $    414,168       $    284,481
    Construction accounts payable                                                    396,703            608,585
    Accounts payable and other accrued expenses                                    4,989,125          3,812,061
                                                                                ------------       ------------

      Total current liabilities                                                    5,799,996          4,705,127

Long-term debt                                                                    40,199,695         40,704,567
Convertible subordinated notes                                                     9,000,000          9,000,000
Deferred gains and development fees, net                                           7,006,451          6,022,773
Other liabilities                                                                  1,213,435          1,586,164
                                                                                ------------       ------------

      Total liabilities                                                           63,219,577         62,018,631
                                                                                ------------       ------------

Minority interest in consolidated subsidiary                                         108,295                  -
                                                                                ------------       ------------

Commitments

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       1,666,667 shares issued and outstanding in 1999 and 1998                    9,349,841          9,349,841
    Common stock, no par value, 25,000,000 shares authorized;
       4,633,000 shares issued and outstanding in 1999 and 1998                   10,808,703         10,808,703
    Accumulated deficit                                                          (19,909,106)       (15,903,419)
                                                                                ------------       ------------

      Total shareholders' equity                                                     249,438          4,255,125
                                                                                ------------       ------------

      Total liabilities and shareholders' equity                                $ 63,577,310       $ 66,273,756
                                                                                ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      (Unaudited)                           (Unaudited)
                                                         Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                                              June 30, 1999       June 30, 1998     June 30, 1999     June 30, 1998
Revenues:
    Rental and service                                        $  12,944,516       $   6,641,931     $  24,790,553     $  10,858,511
    Management fees                                                  89,067              30,624           169,606           102,249
                                                              -------------       -------------     -------------     -------------

      Total revenues                                             13,033,583           6,672,555        24,960,159        10,960,760
                                                              -------------       -------------     -------------     -------------

Operating expenses:
    Residence operating expenses                                  9,465,801           5,576,480        18,052,262         9,766,616
    General and administrative                                    1,455,760             987,111         2,740,392         1,954,732
    Lease expense                                                 3,388,300           2,020,181         6,590,898         3,434,899
    Depreciation and amortization                                   401,361             241,469           722,170           355,552
                                                              -------------       -------------     -------------     -------------

      Total operating expenses                                   14,711,222           8,825,241        28,105,722        15,511,799
                                                              -------------       -------------     -------------     -------------

      Operating loss                                             (1,677,639)         (2,152,686)       (3,145,563)       (4,551,039)

Interest income                                                      71,706              79,933           155,296           155,922
Interest expense                                                   (558,722)           (430,597)       (1,083,328)         (495,012)
Equity in losses of joint venture                                   (27,027)            (31,971)         (113,343)          (33,057)
Other income (loss), net                                            457,008                  11           451,269            (7,699)
                                                              -------------       -------------     -------------     -------------

      Loss before minority interest                              (1,734,674)         (2,535,310)       (3,735,669)       (4,930,885)

Minority interest                                                    29,982                   -            29,982                 -
                                                              -------------       -------------     -------------     -------------

      Loss before income taxes                                   (1,704,692)         (2,535,310)       (3,705,687)       (4,930,885)

Provision for income taxes                                                -                   -                 -                 -
                                                              -------------       -------------     -------------     -------------

      Net loss                                                   (1,704,692)         (2,535,310)       (3,705,687)       (4,930,885)

Preferred stock dividends                                          (150,000)           (150,000)         (300,000)         (300,000)
                                                              -------------       -------------     -------------     -------------

      Net loss available to common shareholders               $  (1,854,692)      $  (2,685,310)    $  (4,005,687)    $  (5,230,885)
                                                              =============       =============     =============     =============

Basic loss per common share                                   $        (.40)      $        (.58)    $        (.86)    $       (1.13)
                                                              =============       =============     =============     =============

Diluted loss per common share                                 $        (.40)      $        (.58)    $        (.86)    $       (1.13)
                                                              =============       =============     =============     =============

Weighted average common shares outstanding - basic                4,633,000           4,633,000         4,633,000         4,633,000
                                                              =============       =============     =============     =============

Weighted average common shares outstanding - diluted              4,633,000           4,633,000         4,633,000         4,633,000
                                                              =============       =============     =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (Unaudited)

                                                                                Six Months Ended      Six Months Ended
                                                                                   June 30, 1999         June 30, 1998
Cash flows from operating activities:
    Net loss                                                                       $  (3,705,687)        $  (4,930,885)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
      Depreciation and amortization                                                      722,170               355,552
      Gain on sale of assets                                                            (462,112)                    -
      Amortization of deferred gains and development fees                               (245,857)             (144,821)
      Equity interest in joint venture                                                   113,343                33,057
      Minority interest                                                                  (29,982)                    -
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                              126,998               (53,480)
        Accounts receivable                                                             (116,157)             (140,620)
        Prepaid expenses                                                                (723,269)             (209,392)
        Other assets                                                                     372,728              (544,365)
        Accounts payable and other accrued expenses                                    1,177,064               513,906
        Other liabilities                                                               (372,729)              546,865
                                                                                   -------------         -------------

      Net cash used in operating activities                                           (3,143,490)           (4,574,183)
                                                                                   -------------         -------------

Cash flows from investing activities:
    Purchases of property and equipment                                              (10,406,072)          (22,232,918)
    Increase (decrease) in construction accounts payable                                (211,882)              995,703
    Investment in and advances to joint venture                                          (97,000)             (150,000)
    Proceeds from the sale of property and equipment                                     740,309                     -
    Deposits to replacement reserve account, net                                          58,989               (22,254)
                                                                                   -------------         -------------

      Net cash used in investing activities                                           (9,915,656)          (21,409,469)
                                                                                   -------------         -------------

Cash flows from financing activities:
    Short-term borrowings                                                                      -            (4,500,000)
    Proceeds from issuance of long-term debt                                           8,216,966            15,079,724
    Payments on long-term debt                                                        (7,300,703)          (31,426,443)
    Construction (advances) payments                                                     385,988              (270,142)
    Payments and deposits for lease financing arrangements, net                         (229,199)             (456,381)
    Restricted cash for lease financing arrangements, net                               (347,653)               30,704
    Deferred development fees from lease financing arrangements                          243,419               190,000
    Proceeds from lease financing arrangements                                        11,342,114            43,021,271
    Proceeds from issuance of convertible subordinated notes                                   -             7,000,000
    Contributions by minority interest                                                   138,277                     -
    Preferred stock dividends                                                           (300,000)             (300,000)
                                                                                   -------------         -------------

      Net cash provided by financing activities                                       12,149,209            28,368,733
                                                                                   -------------         -------------

      Net increase (decrease) in cash and cash equivalents                              (909,937)            2,385,081

Cash and cash equivalents, beginning of period                                         4,483,048             1,805,096
                                                                                   -------------         -------------

Cash and cash equivalents, end of period                                           $   3,573,111         $   4,190,177
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

     As of June 30, 1999, the Company operated 27 assisted living communities in nine western states. Of the 27 communities, one is owned in a joint venture and accounted for under the equity method, and two are operated under management contracts. In addition, the Company had two communities awaiting licensure, three communities under construction and ten under development. During the six months ended June 30, 1999, the Company commenced operations at two new stand-alone Alzheimer's care communities (Regent Court), one in each calendar quarter.

     As of June 30, 1998, the Company operated 19 assisted living communities in eight states, including one under a management contract. During the six month period ended June 30, 1998, the Company commenced operations at seven new internally developed communities, and completed the lease-acquisition of four communities, one of which was managed prior to conversion to a lease.

     As of August 12, 1999, the Company had also commenced operations at its new internally developed 115-bed assisted living community in Scottsdale, Arizona and its 48-bed Regent Court community in Kent, Washington.


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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.   Operations and Summary of Significant Accounting Policies, Continued:

     The accompanying unaudited condensed consolidated financial statements as of June 30, 1999, and for the three month and six month periods ended June 30, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998, is derived from the Company's Form 10-KSB for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

     Operating results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999.


2.   Property and Equipment:

     Property and equipment are stated at cost and consist of the following:

                                                      June 30,        December 31,
                                                         1999                1998
     Land                                        $  3,766,383       $  3,057,756
     Buildings and improvements                    25,984,437         29,747,219
     Furniture and equipment                        3,382,882          3,452,579
     Construction in progress                      20,454,509         19,375,174
                                                 ------------       ------------
                                                   53,588,211         55,632,728

     Less accumulated depreciation
       and amortization                             1,936,041          1,441,404
                                                 ------------       ------------

       Total property and equipment, net         $ 51,652,170       $ 54,191,324
                                                 ============       ============

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


4.   Earnings (Loss) Per Common Share:

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $150,000 and $300,000 for the three month and six month periods ended June 30, 1999 and 1998, respectively.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.


Overview

The Company

The Company reported revenue of $13.0 million and a net loss of $1.7 million for the three month period ended June 30, 1999. For the six month period ended June 30, 1999, the Company reported revenue of $25.0 million and a net loss of $3.7 million. After deducting preferred stock dividends, net loss per share available to common shareholders on a diluted basis was $.40 and $.86 for the three month and six month periods, respectively.

     Current Communities. The table below sets forth certain information regarding the Company's communities at June 30, 1999.

                                          Operations
Community                  Location        Commenced     Units(1)     Beds(2)      Interest
---------                  --------        ---------     --------     -------      --------
Oregon
  Park Place               Portland             1986          112         112      Lease (3)
  Regency Park             Portland             1987          122         141      Lease
  Regent Court             Clackamas            1999           24          48      Lease
  Sheldon Park             Eugene               1998          108         124      Lease

Washington
  Northshore House         Kenmore              1998           85          98      Manage (4)
  Sterling Park            Redmond              1990          162         192      Lease

California
  Laurel Springs           Bakersfield          1998          113         127      Own
  Orchard Park             Clovis               1998          112         128      Lease
  Regent Court             Modesto              1999           24          48      Own (5)
  Summerfield House        Vacaville            1998          109         126      Own
  Sun Oak                  Citrus Heights       1997           40          50      Manage
  Sunnyside Court          Fremont              1998           40          78      Lease
  Sunshine Villa           Santa Cruz           1990          106         126      Lease (6)
  The Palms                Roseville            1998           93         108      Lease
  Villa Serra              Salinas              1998          150         150      Manage
  Willow Creek             Folsom               1997          104         117      Lease

Idaho
  West Wind                Boise                1997           48          52      Own (7)
  Willow Park              Boise                1997          117         134      Lease

Nevada
  Mira Loma                Henderson            1998          115         133      Lease

New Mexico
  Sandia Springs           Rio Rancho           1998          109         126      Lease

Texas
  Parmer Woods             Austin               1998          117         137      Lease (8)
  Hamilton House           San Antonio          1997          116         135      Lease


                                          Operations
Community                  Location        Commenced     Units(1)     Beds(2)      Interest
---------                  --------        ---------     --------     -------      --------
Arizona
  Canyon Crest             Tucson               1998          117         137      Lease
  Regent Court             Scottsdale           1998           24          48      Lease

Wyoming
  Aspen Wind               Cheyenne             1998           77          77      Lease
  Meadow Wind              Casper               1998           53          53      Lease
  Spring Wind              Laramie              1998           53          53      Lease

  Totals                                                    2,450       2,858
                                                            =====       =====

(1) A "unit" is a single- or double-occupancy studio, one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The Company completed a lease-acquisition of Park Place during the second quarter of 1998. The Company previously managed this community.

(4) The Company owns a 50 percent interest in a joint venture, which owns this community.

(5) In April 1999, the Company sold a 45 percent co-tenancy interest in this community.

(6) This community was sold in a prior period pursuant to a sale-leaseback transaction and is accounted for as a capital lease.

(7) The Company purchased West Wind in June 1999. Previously, this community was operated pursuant to a lease arrangement.

(8) The Company completed a sale-leaseback transaction of its Austin community in February 1999.

During the third quarter of 1999, the Company commenced operations at its 115-bed assisted living community in Scottsdale, Arizona and 48-bed Regent Court community in Kent, Washington. The Company owns a 10 percent interest in a joint venture, which owns the Kent community.

As of August 12, 1999, the Company had commenced construction on the following three new communities:

                                            Scheduled
Community            Location                 Opening        Units        Beds      Interest
---------            --------        ----------------     --------     -------      --------
Oregon
  Regent Court       Corvallis       1st quarter 2000           24          48       Own

California
  Villa de Palma     West Covina     2nd quarter 2000          130         142       Lease

Arizona
  Citrus Park        Mesa            3rd quarter 2000          112         132       Lease
                                                               ---         ---

  Totals                                                       266         322
                                                               ===         ===

As of August 12, 1999, ten additional new communities were under varying stages of development. If all ten communities are developed, total operations of the Company will increase by approximately 960 beds to a total of approximately 4,300 beds. The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the condensed consolidated financial statements.

Operating results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of future financial performance as the Company intends to continue expanding its operating base of communities.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues. For the three month period ended June 30, 1999, revenues totaled $13.0 million compared to $6.7 million in the three month period ended June 30, 1998, an increase of $6.3 million or 95.3 percent. During the second quarter of 1999, the Company operated 27 communities comprised of five stabilized communities, 19 newly developed or acquired communities, and three communities operated pursuant to management contracts, of which one is owned in a joint venture and accounted for under the equity method. The Company operated 19 communities during the second quarter of 1998, comprised of five stabilized communities, including one acquired in May 1998 which was managed prior to conversion to a lease, 13 newly developed or acquired communities, and one operated pursuant to a management contract. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed."

During the second quarter of 1999, revenues from "Same Residences," the twelve communities that the Company operated at the beginning of both periods, comprised of four stabilized and eight newly developed or acquired communities, increased by $2.7 million over the second quarter of 1998. Revenues from the remaining eleven newly developed or acquired communities in operation during the second quarter of 1999, compared to revenues from the remaining five newly developed or acquired communities in operation during the second quarter of 1998, increased by $3.3 million. In addition, revenues for the comparable periods increased $0.3 million from the one stabilized community the Company acquired in May 1998. Occupancy at the twelve Same Residences was 81.4 percent for the three month period ended June 30, 1999, compared to 54.4 percent for the same period in 1998. Occupancy at the Company's five stabilized communities was
94.9 percent for the three month period ended June 30, 1999.

Residence Operating Expenses. Residence operating expenses were $9.5 million for the three month period ended June 30, 1999, and $5.6 million for the same period in 1998, an increase of $3.9 million or 69.7 percent. Residence operating expenses from Same Residences during the second quarter of 1999 increased by $1.4 million over the second quarter of 1998. This increase was primarily attributable to the increased level of operations at the eight newly developed or acquired communities operated at the beginning of both periods. In addition, residence operating expenses for the current period include $3.2 million of start-up operating expenses and pre-opening costs related to twelve newly developed or acquired communities, whereas, the prior period included $0.9 million of start-up operating expenses and pre-opening costs related to seven communities. Also, operating expenses increased $0.2 million from the stabilized community acquired in May of 1998. Residence operating expenses from same residences totaled 68.0 percent and 75.7 percent of rental and service revenues for the three month periods ended June 30, 1999 and 1998, respectively. Residence operating expenses for all stabilized communities totaled 64.2 percent and 64.0 percent of rental and service revenues for the three month periods ended June 30, 1999 and 1998, respectively.

General and Administrative Expenses. General and administrative expenses were $1.5 million for the three month period ended June 30, 1999, compared to $1.0 million for the three month period ended June 30, 1998. The increase of $0.5 million is due primarily to the increase in operations related to the implementation of the Company's plan for growth.

Lease Expense. Lease expense for the Company's leased communities was $3.4 million for the three month period ended June 30, 1999, compared to $2.0 million for the same period in 1998. The increase of $1.4 million relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

Depreciation and Amortization. Depreciation and amortization expense was $0.4 million for the three month period ended June 30, 1999, compared to $0.2 million for the three month period ended June 30, 1998. The increase of $0.2 million relates primarily to the opening of newly developed communities.

Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. Interest expense increased for the three month period ended June 30, 1999, to $0.6 million from $0.4 million for the three month period ended June 30, 1998. The Company capitalized $0.5 million and $0.7 million of interest charges incurred during the three months ended June 30, 1999, and 1998, respectively. Capitalized interest decreased due to a reduction in development and construction activity during the current quarter as compared to the same period a year ago.

Equity in Losses of Joint Venture. Equity in losses of joint venture resulted from the operations of the Company's 50 percent owned Kenmore, Washington community, which opened in the third quarter of 1998.

Other Income (Loss), Net. In the second quarter of 1999, the Company sold a 45 percent co-tenancy interest in its Modesto community. The Company recognized a $0.5 million gain as a result of the sale.

Net Income (Loss). Net operating results increased by $0.8 million during the three month period ended June 30, 1999, compared to the same period in 1998. The Company reported a loss of $1.7 million for the second quarter of 1999, whereas the Company reported a loss of $2.5 million for the second quarter of 1998. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $2.4 million and an increase in other income of $0.5 million offset by increases in general and administrative expenses, lease expense, depreciation, and interest expense as discussed above.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues. For the six month period ended June 30, 1999, revenues totaled $25.0 million compared to $11.0 million in the six month period ended June 30, 1998, an increase of $14.0 million or 127.7 percent. During the first six months of 1999, the Company operated 27 communities comprised of five stabilized communities, 19 newly developed or acquired communities, and three communities operated pursuant to management contracts, of which one is owned in a joint venture and accounted for under the equity method. The Company operated 19 communities during the first six months of 1998, comprised of five stabilized communities, including one acquired in May 1998 which was managed prior to conversion to a lease, 13 newly developed or acquired communities, and one operated pursuant to a management contract.

During the first six months of 1999, revenues from Same Residences, the six communities that the Company operated at the beginning of both periods and comprised of four stabilized and two newly developed communities, increased by $1.6 million over the same period in 1998. Of this increase, $1.4 million was from the two newly developed communities. Revenues from the remaining 17 newly developed or acquired communities in operation during the first six months of 1999, compared to revenues from the remaining eleven newly developed communities in operation during the first six months of 1998, increased by $11.2 million. In addition, revenues for the comparable periods increased $1.1 million from the one stabilized community the Company acquired in May 1998. Occupancy at the six Same Residences was 87.9 percent for the six month period ended June 30, 1999, compared to 73.0 percent for the same period in 1998. Occupancy at the Company's five stabilized communities was 95.0 percent for the six month period ended June 30, 1999.

Residence Operating Expenses. Residence operating expenses were $18.1 million for the six month period ended June 30, 1999, and $9.8 million for the same period in 1998, an increase of $8.3 million or 84.8 percent. Residence operating expenses from Same Residences during the first six months of 1999 increased by $0.7 million over the first six months of 1998. This increase was primarily attributable to the increased level of operations at the two newly developed communities operated at the beginning of both periods. In addition, residence operating expenses for the current period include $10.7 million of start-up operating expenses and pre-opening costs related to 18 newly developed or acquired communities, whereas, the prior period included $3.9 million of start-up operating expenses and pre-opening costs related to 13 communities. Also, operating expenses increased $0.7 million from the stabilized community acquired in May of 1998. Residence operating expenses from Same Residences totaled 64.7 percent and 68.3 percent of rental and service revenues for the six month periods ended June 30, 1999 and 1998, respectively. Residence operating expenses for all stabilized communities totaled 63.3 percent and 64.4 percent of rental and service revenues for the six month periods ended June 30, 1999, and 1998, respectively.

General and Administrative Expenses. General and administrative expenses were $2.7 million for the six month period ended June 30, 1999, compared to $2.0 million for the six month period ended June 30, 1998. The increase of $0.7 million is due primarily to the increase in operations related to the implementation of the Company's strategy for growth.

Lease Expense. Lease expense for the Company's leased communities was $6.6 million for the six month period ended June 30, 1999, compared to $3.4 million for the same period in 1998. The increase of $3.2 million relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the six month period ended June 30, 1999, compared to $0.4 million for the six month period ended June 30, 1998. The increase of $0.3 million relates primarily to the opening of newly developed communities.

Interest Expense. Interest expense increased for the six month period ended June 30, 1999, to $1.1 million from $0.5 million for the six month period ended June 30, 1998. Interest expense related to the operation of newly opened communities increased $0.2 million in the current period as compared to the same period in the prior year. In addition, the Company incurred an additional $0.2 million of interest in the six month period ended June 30, 1999, related to convertible subordinated notes that were issued after the first quarter of 1998. The Company capitalized $0.9 million and $1.8 million of interest charges incurred during the six months ended June 30, 1999, and 1998, respectively. Capitalized interest decreased due to a reduction in development and construction activity during the current six month period as compared to the same period a year ago.

Net Income (Loss). Net operating results increased by $1.2 million during the six month period ended June 30, 1999, compared to the same period in 1998. The Company reported a loss of $3.7 million for the six month period ended June 30, 1999, whereas the Company reported a loss of $4.9 million for the six month period ended June 30, 1998. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $5.6 million and an increase in other income of $0.5 million offset by an increase in general and administrative expenses, an increase in lease expense, an increase in depreciation expense, and an increase in interest expense as discussed above.

Liquidity and Capital Resources

At June 30, 1999, the Company had $0.3 million of working capital, compared to working capital of $1.6 million at December 31, 1998, a decrease of $1.3 million. The Company's growth in operating capacity resulted in an increase in net current liabilities which reduced working capital. Cash and cash equivalents decreased by $0.9 million (as described below), however, cash held in working capital escrow increased by $0.2 million.

Net cash used in operating activities totaled $3.1 million for the six month period ended June 30, 1999, which resulted primarily from a net loss of $3.7 million, adjusted $0.1 million for non-cash items (depreciation, amortization and gain on sale of assets), offset by an increase in net current liabilities of $0.5 million.

Net cash used in investing activities totaled $9.9 million for the six month period ended June 30, 1999, consisting primarily of land acquisition, development, and construction costs offset by the proceeds of the sale of a 45 percent interest in a community of $0.7 million. At June 30, 1999, the aggregate purchase price for two parcels of land for which the Company had purchase options was approximately $1.8 million. The Company has paid initial deposits relating to these sites and is in the process of completing the demographic analysis and other preliminary due diligence for purposes of developing assisted living communities at these sites.

Net cash provided by financing activities totaled $12.1 million during the six month period ended June 30, 1999, consisting of property and equipment financing proceeds totaling $8.2 million, net proceeds from lease-financing arrangements totaling $11.4 million, offset by repayment of long-term debt of $7.3 million, and payment of preferred stock dividends of $0.3 million.

During June 1999, the Company entered into a $10.1 million arrangement with a REIT pursuant to which the Company is constructing its Mesa, Arizona community. The sale of the land has been recorded as a capital lease. Upon completion, the Company will lease the community pursuant to a long-term lease arrangement. The Company generated $1.5 million of cash available for general working capital requirements as a result of the sale.

During July 1999, the Company closed a $3.4 million loan for the construction of the Corvallis community. The Company has sufficient financing to complete this community and to fund its anticipated initial operating deficit during 2000.

Under two transactions involving the Company's Chairman, President and Chief Executive Officer, the Company has agreed to terms of a sale/manage-back of its 115-bed Scottsdale, Arizona community and the reduction of certain long-term debt. As a result of these transactions, the Company will reduce outstanding debt by $8.8 million and generate approximately $1.1 million of cash available for general working capital requirements. These transactions are expected to close in August 1999.

During the remainder of 1999, the Company intends to utilize current working capital resources primarily for operating requirements. At June 30, 1999, the Company had capitalized costs totaling approximately $20.1 million related to communities under construction or development, encumbered by $10.4 million in outstanding debt. The Company intends to finance substantially all of the remaining costs of developing each new community through additional sale-leaseback transactions with real estate investment trusts ("REIT"), joint venture arrangements, as well as conventional financing with commercial banks and other financial institutions.

The Company anticipates capital expenditures for 1999 may include certain additional land acquisition costs, architectural fees, and other development costs related to at least ten assisted living communities. The Company anticipates commencing construction on as many as five communities during 1999. The total cost to develop and construct the five communities, including the estimated initial operating deficits, will likely be between $42 million to $47 million. A substantial portion of these costs may be incurred during 1999.

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

Certain of the Company's operating lease agreements contain restrictive covenants. As of June 30, 1999, the Company was in compliance with the covenants for all lease agreements.

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

The Company has assessed its readiness in regard to Year 2000 issues. The Company believes that all material hardware and software utilized in its operations and, specifically, in its accounting systems, is Year 2000 compliant or that Year 2000 compliant versions are available to the Company for installation during the normal course of replacing or updating such systems prior to November 30, 1999. The financial impact of any change is not anticipated to be material to the financial position, cash flows or results of the Company's operations.

The Company believes it has adequate alternatives to counteract potential Year 2000 issues that may arise with its internally utilized software and hardware if the assurances of relevant vendors are incorrect. The Company has received assurances from several utility suppliers and banks that their systems are Year 2000 compliant. Nonetheless, the Company believes the primary risks from Year 2000 issues to its operations and prospects are the potential inability of utility companies to continue supplying utilities to the Company's communities. The Company does not have a contingency plan in effect at this time to guard against such events.

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

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1999 annual meeting of shareholders at 11:00 a.m., PDT, on May 25, 1999, on the 30th Floor of the U.S. Bancorp Tower, 111 S.W. Fifth Avenue, Portland, Oregon.

The only matter submitted to a vote of the shareholders was the election of three directors. Proxies were solicited pursuant to Regulation 14A of the Exchange Act.

The following persons were elected by the following vote as directors for the stated terms:

Class III Term Expiring in 2002             FOR        ABSTAIN
-------------------------------       ---------        -------
Walter C. Bowen                       4,648,541          2,000
Marvin S. Hausman                     4,648,541          2,000
Gary R. Maffei                        4,648,541          2,000


Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits:

     27   Financial Data Schedule

     Reports on Form 8-K

     None



                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT ASSISTED LIVING, INC.



By: STEVEN L. GISH                     Date:  August 13, 1999
    ------------------------------
    Steven L. Gish
    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.             EXHIBIT DESCRIPTION
-----------             -------------------

    27.                 Financial Data Schedule