Form 10QSB
period 1999-09-30
REGENT ASSISTED LIVING INC
filed 1999-11-15
CIK 1000693

----------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ending September 30, 1999

            [__] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes [X] No [__]

               Shares of Registrant's Common Stock, No par value,
                  outstanding at November 12, 1999 - 4,507,600

              ----------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                   FORM 10-QSB

                               September 30, 1999


                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1999
and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Condensed Consolidated Statements of Operations for the three months
and nine months ended September 30, 1999 and 1998 . . . . . . . . . . . . .    4

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 1999 and 1998  . . . . . . . . . . . . . . . . . . . .     5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . .    6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . .     9

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                          REGENT ASSISTED LIVING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,           December 31,
                                                                                         1999                    1998
                                                                                     (Unaudited)
                                                                                     --------------          ---------------
                                     ASSETS
Current assets:

    Cash and cash equivalents                                                        $    5,383,829          $     4,483,048
    Cash held in working capital escrow                                                     803,805                  734,408
    Accounts receivable, net                                                                350,535                  287,483
    Prepaid expenses                                                                      1,428,147                  280,324
    Construction advances receivable                                                        230,118                  481,819
                                                                                     --------------          ---------------

      Total current assets                                                                8,196,434                6,267,082

Restricted cash                                                                           3,107,549                2,757,981
Property and equipment, net                                                              52,794,765               54,191,324
Investment in and advances to joint venture                                                 135,097                  261,995
Other assets                                                                              2,858,158                2,795,374
                                                                                     --------------          ---------------
      Total assets                                                                   $   67,092,003          $    66,273,756
                                                                                     ==============          ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                $      463,342          $       284,481
    Construction accounts payable                                                           538,611                  608,585
    Accounts payable and other accrued expenses                                           5,445,483                3,812,061
                                                                                     --------------          ---------------
      Total current liabilities                                                           6,447,436                4,705,127

Long-term debt                                                                           35,273,125               40,704,567
Convertible subordinated notes                                                            9,000,000                9,000,000
Deposits under sales contract                                                             9,989,325                        -
Deferred gains and development fees, net                                                  6,845,772                6,022,773
Other liabilities                                                                         1,325,522                1,586,164
                                                                                     --------------          ---------------
      Total liabilities                                                                  68,881,180               62,018,631
                                                                                     --------------          ---------------
Minority interest in consolidated subsidiary                                                 95,798                        -
                                                                                     --------------          ---------------

Commitments

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized; 1,666,667 shares
         issued and outstanding in 1999 and 1998                                          9,349,841                9,349,841
    Common stock, no par value, 25,000,000 shares authorized; 4,633,000 shares
         issued and outstanding in 1999 and 1998                                         10,808,703               10,808,703
    Accumulated deficit                                                                 (22,043,519)             (15,903,419)
                                                                                     --------------          ---------------
      Total shareholders' equity                                                         (1,884,975)               4,255,125
                                                                                     --------------          ---------------
      Total liabilities and shareholders' equity                                     $   67,092,003          $    66,273,756
                                                                                     ==============          ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)                                     (Unaudited)

                                           Three Months Ended     Three Months Ended      Nine Months Ended        Nine Months Ended
                                           September 30, 1999     September 30, 1998      September 30, 1999      September 30, 1998
                                           ------------------     ------------------       ----------------      -------------------
Revenues:
    Rental and service                     $      14,095,095       $      8,864,178        $    38,885,648       $      19,722,689
    Management fees                                  113,684                 42,867                283,290                 145,116
                                           ------------------      -----------------       ----------------      ------------------

      Total revenues                              14,208,779              8,907,045             39,168,938              19,867,805
                                           ------------------      -----------------       ----------------      ------------------

Operating expenses:
    Residence operating expenses                  10,249,489              7,692,640             28,301,751              17,459,256
    General and administrative                     1,358,490              1,258,457              4,098,882               3,213,189
    Lease expense                                  3,403,353              2,687,297              9,994,251               6,122,196
    Depreciation and amortization                    394,085                409,167              1,116,255                 764,719
                                           ------------------      -----------------      -----------------       ------------------

      Total operating expenses                    15,405,417             12,047,561             43,511,139              27,559,360
                                           ------------------      -----------------      -----------------       ------------------

      Operating loss                              (1,196,638)            (3,140,516)            (4,342,201)             (7,691,555)

Interest income                                       58,289                 76,634                213,585                 232,556
Interest expense                                    (771,866)              (444,328)            (1,855,194)               (939,340)
Equity in losses of joint ventures                   (80,555)              (170,503)              (193,898)               (203,560)
Other income (loss), net                              (6,140)                (7,044)               445,129                 (14,743)
                                           ------------------      -----------------       ----------------       ------------------

      Loss before minority interest               (1,996,910)            (3,685,757)            (5,732,579)             (8,616,642)

Minority interest                                     12,497                      -                 42,479                        -
                                           ------------------      -----------------       ----------------       ------------------

      Loss before income taxes                    (1,984,413)            (3,685,757)            (5,690,100)             (8,616,642)

Provision for income taxes                                 -                      -                      -                        -
                                           ------------------      -----------------       ----------------       ------------------

      Net loss                                    (1,984,413)            (3,685,757)            (5,690,100)             (8,616,642)

Preferred stock dividends                           (150,000)              (150,000)              (450,000)               (450,000)
                                           ------------------      -----------------       ----------------       ------------------

  Net loss available to common
    shareholders                           $      (2,134,413)      $     (3,835,757)       $    (6,140,100)       $      (9,066,642)
                                           ==================      =================       ================       ==================

Basic loss per common share                $            (.46)      $           (.83)       $         (1.33)       $           (1.96)
                                           ==================      =================       ================       ==================

Diluted loss per common share              $            (.46)      $           (.83)       $         (1.33)       $           (1.96)
                                           ==================      =================       ================       ==================

Weighted average common shares
  outstanding - basic                              4,633,000              4,633,000              4,633,000               4,633,000
                                           ==================      =================       ================       ==================

Weighted average common shares
  outstanding - diluted                            4,633,000              4,633,000              4,633,000               4,633,000
                                           ==================      =================       ================       ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (Unaudited)

                                                                                    Nine Months Ended     Nine Months Ended
                                                                                   September 30, 1999    September 30, 1998
                                                                                   ------------------    ------------------
Cash flows from operating activities:
    Net loss                                                                       $      (5,690,100)    $      (8,616,642)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        1,116,255               764,719
      Gain on sale of assets                                                                (462,112)                    -
      Amortization of deferred gains and development fees                                   (378,122)             (229,866)
      Equity interest in joint venture                                                       193,898               203,560
      Non-cash operating expense                                                                   -                70,506
      Minority interest                                                                      (42,479)                    -
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                                  781,820               (96,522)
        Accounts receivable                                                                  (63,052)             (170,616)
        Prepaid expenses                                                                  (1,182,823)              (48,108)
        Other assets                                                                         260,642              (699,007)
        Accounts payable and other accrued expenses                                        1,633,422             1,685,431
        Other liabilities                                                                   (260,642)              777,507
                                                                                   ------------------    ------------------

      Net cash used in operating activities                                               (4,093,293)           (6,359,038)
                                                                                   ------------------    ------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                  (11,902,040)          (30,419,542)
    Increase (decrease) in construction accounts payable                                     (69,974)              389,337
    Investment in and advances to joint venture                                              (67,000)             (118,563)
    Proceeds from the sale of property and equipment                                         740,309                     -
    Deposits to replacement reserve account, net                                              34,244               (38,814)
                                                                                   ------------------    ------------------

      Net cash used in investing activities                                              (11,264,461)          (30,187,582)
                                                                                   ------------------    ------------------

Cash flows from financing activities:
    Short-term borrowings                                                                          -            (4,500,000)
    Proceeds from issuance of long-term debt                                               19,401,685           23,590,924
    Payments on long-term debt                                                           (14,587,818)          (31,488,217)
    Construction (advances) payments                                                         373,788                87,124
    Payments and deposits for lease financing arrangements, net                             (458,143)             (762,524)
    Restricted cash for lease financing arrangements, net                                   (383,812)             (198,024)
    Deferred development fees from lease financing arrangements                              243,419               180,219
    Proceeds from lease financing arrangements                                            10,766,814            43,021,272
    Proceeds from issuance of convertible subordinated notes                                       -             9,000,000
    Proceeds from sales contract                                                           1,214,325                     -
    Contributions by minority interest                                                       138,277                     -
    Preferred stock dividends                                                               (450,000)             (450,000)
                                                                                   ------------------    ------------------

      Net cash provided by financing activities                                           16,258,535             38,480,774
                                                                                   ------------------    ------------------

      Net increase in cash and cash equivalents                                              900,781             1,934,154

Cash and cash equivalents, beginning of period                                             4,483,048             1,805,096
                                                                                   ------------------    ------------------

Cash and cash equivalents, end of period                                           $       5,383,829     $       3,739,250
                                                                                   ==================    ==================


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

    As of September 30, 1999, the Company operated 29 assisted living communities in nine western states. Of the 29 communities, two are owned in joint ventures and accounted for under the equity method, and three are operated under management contracts. In addition, the Company had three communities under construction and eight under development. During the nine months ended September 30, 1999, the Company commenced operations at three new stand-alone Alzheimer's care communities (Regent Court), one in each calendar quarter, and also opened a 108-bed assisted living community in the third quarter.

    As of September 30, 1998, the Company operated 23 assisted living communities in nine states, including one owned in a joint venture and accounted for under the equity method and two operated under management contracts. During the nine month period ended September 30, 1998, the Company commenced operations at nine new internally developed communities and completed the lease-acquisition of five communities, two of which were managed prior to conversion to a lease.

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

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


1.  Operations and Summary of Significant Accounting Policies, Continued:

    The accompanying unaudited condensed consolidated financial statements as of September 30, 1999, and for the three month and nine month periods ended September 30, 1999 and 1998, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998, is derived from the Company's Form 10-KSB for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

    Operating results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 1999.


2.  Property and Equipment:

    Property and equipment are stated at cost and consist of the following:

                                        September 30,         December 31,
                                           1999                   1998
                                       ----------------     ---------------
    Land                               $     5,364,716      $    3,057,756
    Buildings and improvements              32,847,591          29,747,219
    Furniture and equipment                  4,096,259           3,452,579
    Construction in progress                12,775,613          19,375,174
                                       ---------------      --------------
                                            55,084,179          55,632,728

    Less accumulated depreciation
      and amortization                       2,289,414           1,441,404
                                       ---------------      --------------

    Total property and equipment, net  $    52,794,765      $   54,191,324
                                       ===============      ==============

    Land, buildings, and certain furniture and equipment serve as collateral for long-term debt.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


3.  Administrative Services Agreement:

    Pursuant to the terms of an Administrative Services Agreement, the Company provides executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services, and other management services as required by Bowen Property Management Co., Bowen Financial Services Corp., Bowen Development Company and Bowen Condominium Marketing, Inc., all of which are Oregon corporations that are wholly owned or controlled by Mr. Bowen, the Company's Chairman and Chief Executive Officer. Under the terms of the agreement, the Company will be reimbursed at its cost on a monthly basis for all services provided.


4.  Earnings (Loss) Per Common Share:

    Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $150,000 and $450,000 for the three month and nine month periods ended September 30, 1999 and 1998, respectively.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

The Company

The Company reported revenue of $14.2 million and a net loss of $2.0 million for the three month period ended September 30, 1999. For the nine month period ended September 30, 1999, the Company reported revenue of $39.2 million and a net loss of $5.7 million. After deducting preferred stock dividends, net loss per share available to common shareholders on a diluted basis was $.46 and $1.33 for the three month and nine month periods, respectively.

    Current Communities. The table below sets forth certain information regarding the Company's communities at September 30, 1999.

                                               Operations
Community                    Location          Commenced          Units(1)     Beds(2)      Interest
---------                    --------          ---------          --------     -------      --------
Oregon
     Park Place              Portland          1986               112          112          Lease(3)
     Regency Park            Portland          1987               122          134          Lease
     Regent Court            Clackamas         1999                24           48          Lease
     Sheldon Park            Eugene            1998               105          117          Lease

Washington
     Northshore House        Kenmore           1998                85           92          Manage(4)
     Regent Court            Kent              1999                24           48          Manage(5)
     Sterling Park           Redmond           1990               157          178          Lease

California
     Laurel Springs          Bakersfield       1998               110          123          Own
     Orchard Park            Clovis            1998               112          124          Lease
     Regent Court            Modesto           1999                24           48          Own(6)
     Summerfield House       Vacaville         1998               109          122          Own
     Sun Oak                 Citrus Heights    1997                40           50          Manage
     Sunnyside Court         Fremont           1998                39           45          Lease
     Sunshine Villa          Santa Cruz        1990               106          124          Lease(7)
     The Palms               Roseville         1998                93          104          Lease
     Villa Serra             Salinas           1998               150          150          Manage
     Willow Creek            Folsom            1997                98          113          Lease

Idaho
     West Wind               Boise             1997                48           51          Own(8)
     Willow Park             Boise             1997               106          120          Lease

Nevada
     Mira Loma               Henderson         1998               113          126          Lease

New Mexico
     Sandia Springs          Rio Rancho        1998               109          122          Lease

Texas
     Hamilton House          San Antonio       1997               111          123          Lease
     Parmer Woods            Austin            1998               114          130          Lease(9)

Arizona
     Canyon Crest            Tucson            1998               117          133          Lease
     Desert Flower           Scottsdale        1999               102          108          Manage(10)
     Regent Court            Scottsdale        1998                24           44          lease

Wyoming
     Aspen Wind              Cheyenne          1998                77           77          Lease
     Meadow Wind             Casper            1998                51           51          Lease
     Spring Wind             Laramie           1998                53           53          Lease

     Totals                                                     2,535        2,870
                                                                =====        =====


(1) A "unit" is a single- or double-occupancy studio, a one bedroom, or a two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The Company completed a lease-acquisition of Park Place during the second quarter of 1998. The Company previously managed this community.

(4) The Company owns a 50 percent interest in a joint venture, which owns the Kenmore community.

(5) The Company owns a 10 percent interest in a joint venture, which owns the Kent community.

(6) In April 1999, the Company sold a 45 percent co-tenancy interest in the Modesto community.

(7) The Company sold the Santa Cruz community in a prior period pursuant to a sale-leaseback transaction and is accounted for as a capital lease.

(8) The Company purchased West Wind in June 1999. Previously, this community was operated pursuant to a lease arrangement.

(9) The Company completed a sale-leaseback transaction of its Austin community in February 1999.

(10)This community was sold to the Company's Chairman and Chief Executive
    Officer in September 1999 pursuant to a sale-manageback transaction and is accounted for under the deposit method.

As of November 12, 1999, the Company had commenced construction on the following three new communities:

                                            Scheduled
Community                  Location          Opening                  Units         Beds        Interest
--------------------------------------------------------------------------------------------------------
Oregon
     Regent Court          Corvallis        1st quarter 2000           24            48         Own

California
     Villa de Palma        West Covina      3rd quarter 2000          130           142         Lease

Arizona
     Citrus Park           Mesa             3rd quarter 2000          112           132         Lease
                                                                      ---           ---
     Totals                                                           266           322
                                                                      ===           ===

As of November 12, 1999, eight additional new communities were under varying stages of development. If all eight communities are developed, total operations of the Company will increase by approximately 790 beds to a total of approximately 3,980 beds. The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. All costs associated with the development of these communities have been capitalized as "Construction in Progress" as disclosed in Note 2 to the condensed consolidated financial statements.

Operating results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of future financial performance as the Company intends to continue expanding its operating base of communities.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues. For the three month period ended September 30, 1999, revenues totaled $14.2 million compared to $8.9 million in the three month period ended September 30, 1998, an increase of $5.3 million or 59.5 percent. During the third quarter of 1999, the Company operated 29 communities comprised of six stabilized communities, 19 newly developed or acquired communities including one sold during the quarter pursuant to a sale-manageback arrangement, and four communities operated pursuant to management contracts, of which two are owned in joint ventures and accounted for under the equity method. The Company operated 23 communities during the third quarter of 1998, comprised of five stabilized communities, including one acquired in May 1998 which was managed prior to conversion to a lease, 15 newly developed or acquired communities, and three operated pursuant to management contracts, one of which is owned in a joint venture and accounted for under the equity method. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed."

During the third quarter of 1999, rental and service revenues from "Same Residences," the 18 communities that the Company operated at the beginning of both periods, comprised of six stabilized and 12 newly developed or acquired communities, increased by $3.5 million over the third quarter of 1998. Revenues from the remaining seven newly developed or acquired communities in operation during the third quarter of 1999, compared to revenues from the remaining two newly developed or acquired communities in operation during the third quarter of 1998, increased by $1.7 million. Occupancy at the 18 Same Residences was 82.8 percent for the three month period ended September 30, 1999, compared to 60.1 percent for the same period in 1998. Occupancy at the Company's six stabilized communities was 95.6 percent for the three month period ended September 30, 1999.

Residence Operating Expenses. Residence operating expenses were $10.2 million for the three month period ended September 30, 1999, and $7.7 million for the same period in 1998, an increase of $2.5 million or 33.2 percent. Residence operating expenses from Same Residences during the third quarter of 1999 increased by $1.2 million over the third quarter of 1998. This increase was primarily attributable to the increased level of operations at one community that achieved stabilized status in the current quarter and at the 12 newly developed or acquired communities operated at the beginning of both periods. In addition, residence operating expenses for the current period include $1.9 million of start-up operating expenses and pre-opening costs related to seven newly developed or acquired communities, whereas, the prior period included $0.6 million of start-up operating expenses and pre-opening costs related to four communities. Residence operating expenses from Same Residences totaled 68.2 percent and 81.1 percent of rental and service revenues for the three month periods ended September 30, 1999 and 1998, respectively. Residence operating expenses for all stabilized communities totaled 64.6 percent and 63.6 percent of rental and service revenues for the three month periods ended September 30, 1999 and 1998, respectively.

General and Administrative Expenses. General and administrative expenses were $1.4 million for the three month period ended September 30, 1999, compared to $1.3 million for the three month period ended September 30, 1998. The increase of $0.1 million is due primarily to the increase in operations related to the implementation of the Company's plan for growth.

Lease Expense. Lease expense for the Company's leased communities was $3.4 million for the three month period ended September 30, 1999, compared to $2.7 million for the same period in 1998. The increase of $0.7 million relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

Depreciation and Amortization. Depreciation and amortization expense was $0.4 million for the three month period ended September 30, 1999, compared to $0.4 million for the three month period ended September 30, 1998.

Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short term securities placed with institutions with high credit ratings.

Interest Expense. Interest expense increased for the three month period ended September 30, 1999, to $0.8 million from $0.4 million for the three month period ended September 30, 1998. The Company capitalized $0.3 million and $0.5 million of interest charges incurred during the three months ended September 30, 1999, and 1998, respectively. Capitalized interest decreased due to a reduction in development and construction activity during the current quarter as compared to the same period a year ago.

Equity in Losses of Joint Ventures. Equity in losses of joint ventures decreased in the three month period ended September 30, 1999, as compared to the same period a year ago as a result of improved operating results related to increased occupancy at the Company's 50 percent owned Kenmore, Washington community and the Company's 10 percent owned Kent, Washington community (which opened in July
1999).

Net Income (Loss). Net operating results increased by $1.7 million during the three month period ended September 30, 1999, compared to the same period in 1998. The Company reported a loss of $2.0 million for the third quarter of 1999, whereas the Company reported a loss of $3.7 million for the third quarter of 1998. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $2.7 million offset by increases in general and administrative expenses, lease expense, and interest expense as discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues. For the nine month period ended September 30, 1999, revenues totaled $39.2 million compared to $19.9 million in the nine month period ended September 30, 1998, an increase of $19.3 million or 97.1 percent. During the first nine months of 1999, the Company operated 29 communities comprised of five stabilized communities, 20 newly developed or acquired communities including one sold during the quarter pursuant to a sale-manageback arrangement, and four communities operated pursuant to management contracts, of which two are owned in joint ventures and accounted for under the equity method. The Company operated 23 communities during the first nine months of 1998, comprised of five stabilized communities, including one acquired in May 1998 which was managed prior to conversion to a lease, 15 newly developed or acquired communities, and three operated pursuant to management contracts.

During the first nine months of 1999, rental and service revenues from "Same Residences" (for purposes of the nine month comparison, the six communities the Company operated at the beginning of both periods - comprised of four stabilized and two newly developed communities), increased by $2.2 million over the same period in 1998. Of this increase, $2.0 million was from the two newly developed communities. Revenues from the remaining 18 newly developed or acquired communities in operation during the first nine months of 1999, compared to revenues from the remaining 13 newly developed communities in operation during the first nine months of 1998, increased by $15.8 million. In addition, revenues for the comparable periods increased $1.1 million from the one stabilized community the Company acquired in May 1998, and $0.2 million from the four communities operating under management agreements. Occupancy at the six Same Residences was 88.6 percent for the nine month period ended September 30, 1999, compared to 75.7 percent for the same period in 1998. Occupancy at the Company's five stabilized communities was 95.1 percent for the nine month period ended September 30, 1999.

Residence Operating Expenses. Residence operating expenses were $28.3 million for the nine month period ended September 30, 1999, and $17.5 million for the same period in 1998, an increase of $10.8 million or 62.1 percent. Residence operating expenses from Same Residences during the first nine months of 1999 increased by $0.9 million over the first nine months of 1998. This increase was primarily attributable to the increased level of operations at the two newly developed communities operated at the beginning of both periods. In addition, residence operating expenses for the current period include $17.1 million of start-up operating expenses and pre-opening costs related to 18 newly developed or acquired communities, whereas, the prior period included $7.9 million of start-up operating expenses and pre-opening costs related to 15 communities. Also, operating expenses increased $0.7 million from the stabilized community acquired in May of 1998. Residence operating expenses from Same Residences totaled 64.8 percent and 69.0 percent of rental and service revenues for the nine month periods ended September 30, 1999 and 1998, respectively. Residence operating expenses for all stabilized communities totaled 63.7 percent and 64.1 percent of rental and service revenues for the nine month periods ended September 30, 1999, and 1998, respectively.

General and Administrative Expenses. General and administrative expenses were $4.1 million for the nine month period ended September 30, 1999, compared to $3.2 million for the nine month period ended September 30, 1998. The increase of $0.9 million is due primarily to the increase in operations related to the implementation of the Company's strategy for growth.

Lease Expense. Lease expense for the Company's leased communities was $10.0 million for the nine month period ended September 30, 1999, compared to $6.1 million for the same period in 1998. The increase of $3.9 million relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for the nine month period ended September 30, 1999, compared to $0.8 million for the nine month period ended September 30, 1998. The increase of $0.3 million relates primarily to the opening of newly developed communities.

Interest Expense. Interest expense increased for the nine month period ended September 30, 1999, to $1.9 million from $0.9 million for the nine month period ended September 30, 1998. Interest expense related to the operation of newly opened communities increased $0.2 million in the current period as compared to the same period in the prior year. In addition, the Company incurred an additional $0.2 million of interest in the nine month period ended September 30, 1999, as compared to the same period in 1998 related to convertible subordinated notes that were issued after the first quarter of 1998. The Company capitalized $1.2 million and $2.2 million of interest charges incurred during the nine months ended September 30, 1999, and 1998, respectively. Capitalized interest decreased due to a reduction in development and construction activity during the current nine month period as compared to the same period a year ago.

Other Income (Loss), Net. In the second quarter of 1999, the Company sold a 45 percent co-tenancy interest in its Modesto community. The company recognized a $0.5 million gain as a result of the sale.

Net Income (Loss). Net operating results increased by $2.9 million during the nine month period ended September 30, 1999, compared to the same period in 1998. The Company reported a loss of $5.7 million for the nine month period ended September 30, 1999, whereas the Company reported a loss of $8.6 million for the nine month period ended September 30, 1998. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $8.3 million and an increase in other income of $0.5 million offset by an increase in general and administrative expenses, an increase in lease expense, an increase in depreciation expense, and an increase in interest expense as discussed above.

Liquidity and Capital Resources

At September 30, 1999, the Company had $1.7 million of working capital, compared to working capital of $1.6 million at December 31, 1998, an increase of $0.1 million. Cash and cash equivalents increased by $0.9 million (as described below) and cash held in working capital escrow increased by $0.1 million. This increase was offset by an increase in net current liabilities resulting from the Company's growth in operating capacity.

Net cash used in operating activities totaled $4.1 million for the nine month period ended September 30, 1999, which resulted primarily from a net loss of $5.7 million, adjusted $0.4 million for non-cash items (depreciation, amortization, gain on sale of assets, and equity interest in joint ventures), offset by the release of $0.8 million of cash held in working capital escrow and an increase in net current liabilities of $0.4 million.

Net cash used in investing activities totaled $11.3 million for the nine month period ended September 30, 1999, consisting primarily of land acquisition, development, and construction costs offset by the proceeds of the sale of a 45 percent interest in a community of $0.7 million. At September 30, 1999, the Company had an option to purchase one parcel of land for $1.4 million. The Company has paid initial deposits relating to this site.

Net cash provided by financing activities totaled $16.3 million during the nine month period ended September 30, 1999, primarily consisting of property and equipment financing proceeds totaling $19.4 million, net proceeds from lease-financing arrangements totaling $10.6 million, proceeds from a sales contract with the Company's Chairman and Chief Executive Officer of $1.2 million, offset by repayment of long-term debt of $14.6 million, and payment of preferred stock dividends of $0.4 million.

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

During September 1999, the Company sold to its Chairman and Chief Executive Officer its 108-bed Scottsdale, Arizona community under terms of a sale-manageback agreement. The terms of the agreement contain a guaranteed return which constitutes continuing involvement under FAS 66 and accordingly the Company has accounted for the sale under the deposit method. Under this method, the Company continues to report the asset, depreciation and related debt in the Company's financial statements and does not recognize profit from the sale. The Company received $1.2 million in sales proceeds and the purchaser assumed $8.8 million of underlying debt. These amounts are recorded as liabilities captioned "deposits under sales contract" in the Company's balance sheet. The net book value of the asset subject to the sales contract totaled $8.9 million at September 30, 1999. Upon satisfaction of the continuing involvement criteria, the transaction will be accounted for as a sale.

Also during September 1999, Regent completed a $9.5 million permanent financing transaction for its Bakersfield, California community. As a result of the transaction, the Company repaid construction debt in the amount of $7.2 million and generated approximately $2.0 million of cash available for general working capital requirements.

Effective November 4, 1999, the Company repurchased 125,400 shares of the Company's Common Stock in a private transaction for the price of $1.50 per share.

During the remainder of 1999, the Company intends to utilize current working capital resources primarily for operating requirements. At September 30, 1999, the Company had capitalized costs totaling approximately $12.3 million related to communities under construction or development, encumbered by $4.3 million in outstanding debt. The Company intends to finance substantially all of the remaining costs of developing each new community through additional sale-leaseback transactions with real estate investment trusts ("REIT"), joint venture arrangements, as well as conventional financing with commercial banks and other financial institutions.

The Company anticipates capital expenditures during the remainder of 1999 may include certain additional land acquisition costs, architectural fees, and other development costs related to at least eight assisted living communities. The Company anticipates commencing construction on as many as three communities during the remainder of 1999. The total cost to develop and construct these three communities, including the estimated initial operating deficits, will likely be between $22 million to $24 million. A portion of these costs may be incurred during 1999.

The Company is currently discussing with commercial banks, REITs, and other financing sources the terms of potential financing with which the Company will construct new communities currently under development. Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital invested in five of these eight communities in order to complete construction and to fund the initial operating deficits. The Company will require additional equity capital to complete the remaining three communities.

To finance additional growth, the Company may enter into additional arrangements with one or more unrelated parties regarding the joint development and ownership of one or more of the Company's communities currently under construction or development. Furthermore, the Company may utilize various forms of financing that would permit a community to be sold to or initially developed by a third party who would incur the initial operating deficits and permit the Company to manage the community for a customary fee. The Company, under such financing methods, would likely have the option to either purchase the community or enter into a long-term lease at such time as the Company deems appropriate. The Company has not obtained any commitments for this form of financing.

If the Company was unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company expects that its plan to commence construction of up to three additional communities by the end of 1999 would likely be delayed or curtailed.

Furthermore, if the Company expands its growth plan, development activities do not result in the construction of a community on a site, the Company experiences a decline in the operations of its current communities or the Company does not achieve and sustain anticipated occupancy levels at its new communities, then the Company may require additional financing to complete its growth plan.

Certain of the Company's operating lease agreements contain restrictive covenants. As of September 30, 1999, the Company was in compliance with the covenants for all lease agreements.

The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the development of assisted living communities and expand its business.

NASDAQ Matters

On September 28, 1999, the Company's Common Stock was deleted from listing on the Nasdaq National Market System (Nasdaq NMS) for failure to maintain a minimum $4 million tangible net worth, one of the requirements for continued listing.

Since that time, trading in the Company's Common Stock has been conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor will likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock than was the case when the Company's Common Stock was listed on the Nasdaq NMS. In addition, after September 28, 1999, the Company's Common Stock will be subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, the delisting of the Company's Common Stock from Nasdaq NMS could adversely affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

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

The Company has assessed its readiness in regard to Year 2000 issues. The Company believes that all material hardware and software utilized in its operations and, specifically, in its accounting systems, is Year 2000 compliant.

The Company believes it has adequate alternatives to counteract potential Year 2000 issues that may arise with its internally utilized software and hardware if the assurances of relevant vendors are incorrect. The Company believes the primary risks from Year 2000 issues to its operations and prospects are the potential inability of the Company's commercial banks to permit access to the Company's accounts and of utility companies to continue supplying utilities to the Company's communities. The Company's banking relationships are primarily with national banking institutions who have provided modest assurance that their systems will continue to work after January 1, 2000. The Company has obtained assurances from local utility providers that their systems will not fail as a result of Year 2000 issues but, generally, they will not provide any assurances regarding the electric grid. Assurances have been provided to the general public by the federal government that the electric grid system will not fail. The Company does not have a contingency plan in effect at this time to guard against such events.

The Company has obtained Year 2000 compliance letters and reports from suppliers of material mechanical components for its physical facilities as well as suppliers of material services and products. To date, the Company has not received an adverse report and believes each such supplier will be able to continue supplying material products and services to the Company after January 1, 2000, although most all such suppliers are not willing to provide absolute assurance of their ability to do so. The Company does not expect that Year 2000 issues will have a material adverse effect upon the Company's operations or prospects.

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

REGENT ASSISTED LIVING, INC.



By:  STEVEN L. GISH
   ----------------------------------------            Date:  November 12, 1999
     Steven L. Gish
     Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                EXHIBIT DESCRIPTION
-----------                -------------------
    27.                    Financial Data Schedule