Form 10-K
period 1999-12-31
REGENT ASSISTED LIVING INC
filed 2000-04-26
CIK 1000693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
        ____________

        Commission file number 0-27108


                          REGENT ASSISTED LIVING, INC.
                (Name of registrant as specified in its charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 27, 2000: $1,027,000

State the number of shares of Common Stock outstanding at March 28, 2000:
4,507,600

                       Documents Incorporated by Reference

                                                          Part of Form 10-K into
Document                                                    which incorporated
--------                                                    ------------------

Proxy Statement for 2000 Annual                                        Part III
 Meeting of Shareholders

                                TABLE OF CONTENTS


Item of Form
10-K                                                                                 Page
                                                                                     ----

PART  I

     Item 1 -      Description of Business                                             1

     Item 2 -      Description of Property                                            13

     Item 3 -      Legal Proceedings                                                  16

     Item 4 -      Submission of Matters to a Vote of Security Holders                16

     Item 4(a) -   Executive Officers of the Registrant                               16

PART II

     Item 5 -      Market for Common Stock and Related Stockholder Matters            19

     Item 6.       Selected Consolidated Financial Data                               20

     Item 7 -      Management's Discussion and Analysis of Financial Condition
                   and Results of Operation                                           22

     Item 7(a)     Quantitative and Qualitative Disclosre About Market Risk           30

     Item 8 -      Financial Statements and Supplementary Data                        31

     Item 9 -      Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                             31

PART III

     Item 10 -     Directors, Executive Officers and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act                  32

     Item 11 -     Executive Compensation                                             32

     Item 12 -     Security Ownership of Certain Beneficial Owners and Management     32

     Item 13 -     Certain Relationships and Related Transactions                     32


PART IV

     Item 14 -     Exhibits, Financial Statement Schedules, and Reports on Form 8-K   33


SIGNATURES                                                                            37

                                     PART I


Item 1.  Description of Business

Overview and Background
-----------------------

         The Company is an owner, operator, and developer of private-pay assisted living communities including stand-alone Alzheimer's care communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services, and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence. The Company's senior management, which includes two of the assisted living industry's pioneers, has extensive experience in the acquisition, development, and management of assisted living communities.

         The Company continues to enhance its position as a leading provider of assisted living services in the western United States. During 1999, the Company increased its revenues by 77.8 percent to $54.1 million and increased resident census at its communities by 27.8 percent. In 1999, the Company increased its number of assisted living communities from 25 to 29, or 16 percent, and increased its number of beds owned, leased, or managed by 252 to 2,867. Furthermore, during 1999, the Company closed approximately $38.3 million in project-based financings.

         The Company believes that high-quality assisted living services can be more efficiently and profitably provided in its prototypical communities than in existing facilities that could be converted to use as an assisted living community. Thus, in 1996 the Company began an aggressive expansion program of acquiring sites in select markets in the western United States and beginning the development and construction of new communities. This program resulted in dramatic increases in both the number of communities and beds under operation in both 1997 and 1998. Furthermore, during that time period, the Company continued making selective acquisitions of existing communities that complement the Company's planned development of prototypical communities. The Company internally developed each of the four communities it opened in 1999.

         As of March 28, 2000, the Company operated a total of 3,055 beds. Furthermore, at that time, four additional communities comprising 465 beds were under construction. The Company has also entered into an agreement to manage a newly developed 104-bed community. When these communities are completed, the Company will then operate 3,624 beds. Additionally, the Company has four sites in various stages of development.

Assisted Living
---------------

         The assisted living industry has evolved over the past 15 years in response to pressure from the public to contain spiraling medical and other health care-related costs and because of the opportunity assisted living provides to allow senior citizens to "age in place" in a residential environment. Assisted living offers a combination of housing and personalized health and support services for senior citizens who cannot live completely independently but who do not require the 24-hour medical care provided by a skilled nursing facility. Skilled care typically also costs much more than that provided at an assisted living community.

         Generally, assisted living residents require higher levels of care than residents in congregate care but lower levels of care than patients in skilled nursing facilities. In addition to housing and meals (the services commonly provided in a congregate care facility), assisted living communities provide a range of personal care and support services designed to meet the individual needs of residents, including instrumental activities of daily living ("IADLs") such as laundry and transportation services. Additionally, assisted living residents often require assistance with activities of daily living ("ADLs") such as bathing, dressing, incontinence care and taking medications, but generally are not bedridden and can often provide various degrees of self-care. Assisted living seeks to encourage residents to live as independently as possible, emphasizing quality care while treating residents with dignity and respect.

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

         Dementia-Specific Care. A significant component of the Company's business is providing services and activities required by residents afflicted with Alzheimer's disease and other age-related dementia. Each of the Company's internally developed assisted living communities is designed with a special "Kingswood" unit located in a separate wing or area of the community that has its own dining facilities, resident lounge areas, and specially trained staff. The physical separation of the dementia-specific care unit from the rest of the community enables dementia residents to receive the unique care they require with a minimum of disruption to other residents. The Company has also developed and operates its "Regent Court" stand-alone Alzheimer's care communities that are specially designed to serve residents with dementia-care needs.

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

         High Quality and Private Payor Focus. The Company seeks private pay residents to the greatest extent possible. Private pay residents occupied approximately 96 percent of the Company's units at the end of 1999. The Company believes that caring for private pay residents is more profitable because the Company is able to charge market rates for its extensive, high-quality services without regard to government-imposed cost containment pressures. In 1999 the Company generated $28,083 of revenue per occupied bed. The Company will continue to focus its development efforts in communities with median incomes sufficient to support the Company's full service approach to assisted living.

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

         Growth and Development. The Company intends to increase the number of communities it operates primarily through the development of new communities based upon the Company's three prototypes. See "Principal Product Lines." The Company will also undertake acquisitions when it locates suitable properties; however the Company believes that because there are few acceptable stand-alone assisted living communities, such acquisitions will continue to be limited. Nonetheless, the Company may pursue opportunistic acquisitions of congregate care or other facilities that are suitable for conversion to its operating model. The Company may also in the future acquire or enter businesses ancillary to the operation of assisted living communities, such as a retail pharmacy or rehabilitation therapy business.

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

         Each of the Company's communities offers residents services on a packaged basis. These packages of services are based on three progressively more comprehensive levels of care and two additional levels of care for dementia-specific care residents. This approach permits the Company to charge residents for graduated levels of care. Each level of care is priced to reflect all services provided at that level. In addition, this approach simplifies the billing process, which permits residents to plan their personal budgets with confidence. As the required level of care increases, the Company's revenues per resident also increase.

         The following table summarizes the services associated with each level of care provided by the Company:


                            Graduated Levels of Care




Assisted Living

         Level One         o  Minimal assistance with ADLs and IADLs
                           o  Services include
                               -    Meals
                               -    Housekeeping and laundry
                               -    Personal care
                               -    Scheduled transportation

         Level Two         o  All Level One services plus moderate
                               assistance with ADLs and IADLs
                               - Direct hands-on assistance as needed for:
                                    -   Medical treatments (e.g., injections)
                                    -   Dressing
                                    -   Other daily activities

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

Dementia-Specific Care

         Level One         o  Requires assisted living services
                           o  Direct hands-on assistance, behavioral
                              intervention and redirection as needed

         Level Two         o  All dementia-specific care Level One services,
                              plus routine hands-on assistance with ADLs and personal care, including
                                -   Incontinence care
                                -   Bathing and dressing
                                -   Mobility and/or ambulation assistance
                           o Increased frequency of certain services and
                             increased supervision

         The Company estimates that, of the current residents in its communities, 8.8 percent do not require assistance with activities of daily living, 37.6 percent require assisted living level one care, 20.9 percent require assisted living level two care, 11 percent require assisted living level three care, 13.6 percent require dementia-specific care level one care and 8.1 percent require dementia-specific care level two care. The Company charges a variety of rates depending upon the level of care required and whether the resident chooses to live alone or in a companion suite.

Geographic location, local wages and operating costs also affect the Company's rates. As of December 31, 1999, the Company charged the following range of effective monthly rates at its communities:

                                                     Low               High
                  Assisted Living                    ------            ------
                  ---------------

                           Level One                 $1,595            $3,345
                           Level Two                 $1,795            $3,745
                           Level Three               $1,995            $4,145

                  Dementia-Specific Care
                  ----------------------

                           Level One                 $2,695            $5,495
                           Level Two                 $2,995            $5,895

Residents are also required to pay the Company a nonrefundable community fee prior to admission and, in some locations, also a refundable security deposit.

Principal Product Lines
-----------------------

         The Company currently provides its services in assisted living communities including stand-alone Alzheimer's care communities. The existing communities offer numerous services and activities designed to meet the varying needs of the residents, including the unique services required by residents afflicted with Alzheimer's disease or other age-related dementia ("dementia-specific care"). This community concept is generally identified by the Company as a "Regent" community and is the genesis of the Company's prototypical community. The Company currently operates seventeen Regent communities. The Company developed a "Regent House" model, a smaller community than the "Regent", in order to meet differing market demands. The Regent House maintains the operational efficiencies and resident and service focus of the Regent model. The first Regent House is currently under construction. The Company also developed its "Regent Court" community at which it provides services solely to residents with dementia-specific care needs. The Company currently operates five Regent Courts.

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

                           The prototypical Regent community is a stand-alone
                  assisted living community containing from 90 to 135 assisted living beds, with between 10 and 20 percent of the total generally comprising the Kingswood Alzheimer's unit. A "stand-alone" assisted living community is a community devoted entirely to assisted living, as distinct from other models that may offer assisted living units in a separate wing or floor as well as other forms of long-term care such as congregate care or skilled nursing care.

                           Regent communities generally range in size from
                  60,000 to 86,000 square feet and are generally built on parcels ranging in size from three to six acres. The buildings are two or three stories, depending upon site restrictions, and of wood frame, fire-rated construction. The exterior features are designed to be compatible with the predominant architectural designs of the area and with an emphasis on a residential versus institutional appearance. Individual units range in size from 320 square feet for a studio to 450 square feet for a one-bedroom apartment. Two-bedroom units are approximately 755 square feet in size. In some locations the Company has developed a small number of 900 square foot two-bedroom cottages next to the community for occupancy by a spouse of a community's resident or for those who do not require the more intensive services offered within the community.

(ii)     Regent House

                           In addition to the larger Regent prototype, the
                  Company has developed a smaller version for markets in which there currently is less demand for assisted living services. The smaller "Regent House" community will be approximately 40,000 to 55,000 square feet and be comprised of between 72 and 90 beds, generally with at least 22 beds comprising the Kingswood Alzheimer's unit. The community is designed with the same operational efficiencies and resident living and service considerations as the larger model, including similar sized living units, but with generally smaller lounge, dining, and recreation areas to reflect the lower resident population.

                           The interior layout of each Regent House is designed
                  to promote efficient delivery of services and resident independence. Circulation is organized around a core area on the ground level which contains the kitchen and common dining area, administrative offices, a commercial laundry, a private dining room, lounge, day room and public restrooms. Elevators are conveniently located for easy access to all common areas and resident units. Each Regent House community is expected to contain a Kingswood Alzheimer's unit which is designed to house and address the needs of residents afflicted with Alzheimer's disease and other age-related dementia. The dementia-specific care units are located in a separate wing or area of the community and have their own dining communities, resident lounge areas, and specially trained staff. The physical separation of the Kingswood unit from the rest of the community enables dementia-specific care residents to receive the unique care they require with a minimum of disruption to other residents.

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

                           The Regent Court's 24 units are divided into four
                  "neighborhoods" of equal size. Both the overall layout and that of each neighborhood are designed to provide an ideal therapeutic living environment and promote the efficient delivery of services. Generally, two neighborhoods are reserved for those residents with a high level of function and two for those with lower levels of function. The community is designed in this manner with the primary goal of providing high-quality care to the dementia-specific care needs of residents who require personalized care while providing for maximum efficiencies of operation. Because the residents generally are easily agitated and confused, organizing care within separate neighborhoods permits the Company to assign staff to a specific neighborhood in caregiver clusters. This permits the Company to minimize each resident's exposure to multiple persons and allows staff to more thoroughly learn about and provide for a resident's specific needs. Each neighborhood is connected to the others and to the main administrative area by a series of hallways, walkways, and a courtyard. Furthermore, due to the propensity of the Regent Court's residents to wander, exterior pathways are secured with fences to provide maximum independence to the residents while also insuring their safety. Some Regent Courts also feature covered walkways to permit residents opportunities for exercise on inclement days.

Development of Additional Communities
-------------------------------------

         The Company plans to continue its growth primarily through construction of new Regent, Regent House, and Regent Court prototype communities in selected markets in the western United States. In March 2000, the Company began operating its fifth Regent Court community. During the remainder of 2000, the Company plans to begin operating two Regent communities, both of which will be operated under long term leases. In addition, the Company has entered into an agreement to manage a newly developed 104-bed community scheduled to commence operation in June 2000. Upon completion of these transactions, the Company will have a total of approximately 3,428 beds under operation by December 31, 2000. The Company is currently constructing one Regent and one Regent House communities that are scheduled to commence operation during the first quarter of 2001 and which comprise approximately 196 beds. Furthermore, during 2000, the Company plans to commence construction on up to four additional communities comprising approximately 411 beds.

         The Company surpassed its initial development goal, expressed at the time of its initial public offering, to develop twelve Regent communities by December 31, 1998. However, for several reasons, the Company will not realize its subsequent, restated, goal of opening an additional 1,250 beds by the end of the second quarter of 2000 and instead expects to achieve that goal by the end of the first quarter of 2001. The primary reasons for this delay are the continued tightening in the credit and equity markets and the related slowing of the Company's development efforts.

         The Company owns four parcels of undeveloped real property on which it plans to construct assisted living communities, has obtained the right to purchase one additional parcel, and is working with a third party developer on an additional site. Assuming all necessary governmental approvals are obtained, the Company could construct an additional six communities on these sites. The Company has completed various degrees of development activities on each of these sites.

         The Company continues to pursue new development and joint venture opportunities, in addition to third party management arrangements. The Company is targeting areas in eleven western states with favorable demographics in which to accomplish its growth plan. The Company believes that each site acquired or under consideration would accommodate one of the Company's prototype assisted living communities and fit well with the Company's growth strategy.

         The Company's experience is that the development time for a prototype community ranges from approximately six months to one year, although it can take longer in some cases. The Company's average construction time for Regent communities is between eleven and thirteen months and between eight and ten months for Regent Court communities. The Company expects the average construction time for Regent House communities to be ten to twelve months. In general, the Company obtains pre-opening deposits on approximately 25 percent of its units. The Company's experience is that it takes, on average, approximately 18 months after a community moves-in its first resident for the community to achieve break even cash flow after satisfying its debt service or lease payment.

         The cost to construct prototypical communities varies from site to site. The Company's average cost per residential unit for Regent communities developed since 1997 is approximately $75,000 per residential unit and the Company expects this cost to increase to approximately $80-85,000 for future construction. The Company's average cost per residential bed is $85,000 for its Regent Court communities. The Company expects that the average construction cost per residential unit in its Regent House communities will be approximately $90,000.

         The Company's ability to achieve its development plans will depend upon a variety of factors, many of which are beyond the Company's control. Furthermore, there is also no assurance that the Company will elect to acquire the site it has under option or that the Company will be able to develop successfully any of the sites its has acquired or will in the future acquire. See "Forward Looking Statements."

         The Company's Markets. In evaluating a prospective development project, the Company will consider primarily the size of the population, income and age demographics, strength of the market demand, and the ability to maximize the efficiency of its management resources in a specific market or "cluster." The Company intends to locate its communities in metropolitan areas of 50,000 or more people with a high percentage of affluent elderly persons and to select sites so that it can strategically place multiple communities within a several hundred mile radius, creating a cluster of communities. With the development of the Regent House community, the Company can locate a larger number of communities within a region and thereby obtain greater operating efficiencies. Furthermore, due to the smaller size of the Company's Regent Court, it is capable of being developed in markets of different sizes depending upon the demand for Alzheimer's care. Other factors that will be considered in the site selection process include the level of competition, the local labor market, the state and local tax structure, and the state and local legislative and regulatory environment.

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

Government Regulation
---------------------

         The Company's assisted living communities are subject to regulation and licensing by local and state health and social service agencies and other regulatory authorities. Although regulatory requirements differ from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; community design and specifications; resident characteristics; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In order to qualify as a state licensed facility eligible to receive Medicaid funding, the Company's communities must comply with additional regulations in these areas. The Company's communities are also subject to various zoning restrictions, local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored in varying degrees by state agencies. Licenses have been obtained for the Company's current communities in Arizona, California, Idaho, Nevada, New Mexico, Oregon, Texas, Washington, and Wyoming. The Company expects that it will be able to obtain licenses in other states as required.

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

         Similar to other health care facilities, assisted living communities are subject to periodic survey or inspection by governmental authorities. From time to time, in the ordinary course of business, the Company receives deficiency reports which it reviews to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed community where deficiencies are noted in the inspection process. This action may include imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, or other sanctions. If the Company fails to comply with applicable requirements, its business and revenues could be materially and adversely affected. To date, none of the deficiency reports received by the Company has resulted in a suspension, fine, or other disposition that has, or may have, a material adverse effect on the Company's revenues.

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

Employees
---------

         As of December 31, 1999, the Company employed approximately 1,328 full time and 576 part-time employees and the corporate offices employed 48 individuals full time and 1 part-time. None of these employees is represented by any labor union. The Company manages one community at which the owner employs members of a labor union. Management believes that its employee relations are good.

Trademarks
----------

         The Company has federally registered its "Regent," "Regent Court," "Kingswood," and "Regent House" trade names in addition to the Company's logo.

Forward Looking Statements and Risks Affecting the Company
----------------------------------------------------------

         The information set forth in this report regarding the Company's acquisition of sites for development, the Company's development, construction and opening of new assisted living communities, the operation and performance of the Company's new assisted living communities, the Company's plans to develop, construct and operate new communities, and the ability of the Company's newly developed communities to compete for residents constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to the safe harbor created by that section. From time to time, information provided by the Company, or statements made by the Company's management, may contain other forward-looking statements. The following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements contained in this report and presented elsewhere by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report.

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

         The achievement by the Company of its planned growth is subject to a number of financing risks. The Company expects to incur significant debt and lease obligations in connection with financing its growth plan. The Company currently does not have commitments for all of the financing necessary to finance its growth plan. If the Company were unable to obtain additional required financing, or if such financing were not available on acceptable terms, the Company believes that its plan to commence construction on additional communities by the end of 2000 would likely be delayed or curtailed. Furthermore, if the Company is unable to generate sufficient cash flow from operations to satisfy required debt and lease payments, the Company will be required to obtain additional financing to satisfy those obligations.

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

Item 2.  Description of Property

         Current Communities. The table below sets forth certain information regarding the Company's communities as of December 31, 1999:

                                       Regent
                                      Operations
Community               Location      Commenced    Units(1)   Beds(2)  Interest
---------------------   ------------  ---------    --------   -------  --------
Oregon
     Park Place         Portland        1986       112        112     Lease(3)
     Regency Park       Portland        1987       122        136     Lease
     Regent Court       Clackamas       1999        24         48     Lease
     Sheldon Park       Eugene          1998       105        117     Lease

Washington
     Northshore House   Kenmore         1998        85         92     Manage(4)
     Regent Court       Kent            1999        24         48     Manage(5)
     Sterling Park      Redmond         1990       154        175     Lease

California
     Laurel Springs     Bakersfield     1998       111        124     Own
     Orchard Park       Clovis          1998       112        124     Lease
     Regent Court       Modesto         1999        24         48     Own(6)
     Summerfield House  Vacaville       1998       109        122     Own
     Sun Oak            Citrus Heights  1997        40         50     Manage
     Sunnyside Court    Fremont         1998        39         45     Lease
     Sunshine Villa     Santa Cruz      1990       106        124     Lease(7)
     The Palms          Roseville       1998        93        104     Lease
     Villa Serra        Salinas         1998       150        150     Manage
     Willow Creek       Folsom          1997        98        113     Lease

Idaho
     West Wind          Boise           1997        48         51     Own(8)
     Willow Park        Boise           1997       106        120     Lease

Nevada
     Mira Loma          Henderson       1998       113        126     Lease

New Mexico
     Sandia Springs     Rio Rancho      1998       107        120     Lease

Texas
     Hamilton House     San Antonio     1997       111        123     Lease
     Parmer Woods       Austin          1998       114        130     Lease(9)

Arizona
     Canyon Crest       Tucson          1998       116        132     Lease
     Desert Flower      Scottsdale      1999       102        108     Manage(10)
     Regent Court       Scottsdale      1998        24         44     Lease

Wyoming
     Aspen Wind         Cheyenne        1998        77         77     Lease
     Meadow Wind        Casper          1998        51         51     Lease
     Spring Wind        Laramie         1998        53         53     Lease
                                                  ----       ----

     Totals:                                     2,530      2,867
                                                 =====      =====


         In January 2000, the Company assumed management of a 136-unit, 140-bed community in Oakland, California and in March 2000 the Company opened a 24-unit, 48-bed Regent Court community in Corvallis, Oregon which it manages for a joint venture in which the Company owns a 40 percent interest.

As of March 28, construction had commenced on the following four communities:

                                  Scheduled
Community          Location       Opening          Units(1)  Beds(2)   Interest

California
     Autumn Park   Merced         1st quarter 2001    72       83    Own(11)

     West Covina   West Covina    4th quarter 2000   130      142    Lease
     Gardens


Arizona
     Citrus Park   Mesa           3rd quarter 2000   111      127    Lease

Utah
     Birch Creek   South Ogden    1st quarter 2001   104      113    Own
                                                     ---      ---

                                                     417      465
                                                     ===      ===
----------
(1) A "unit" is a single- or double-occupancy studio or one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The Company completed a lease-acquisition of Park Place during the second quarter of 1998. The Company previously managed this community.

(4) The Company owns a 50 percent interest in a joint venture which owns the Kenmore community.

(5) The Company owns a 10 percent interest in a joint venture which owns the Kent community.

(6) The Company owns a 55 percent co-tenancy interest in the Modesto community.

(7) The Company sold the Santa Cruz community in a prior period pursuant to a sale-leaseback transaction and is accounted for as a capital lease.

(8) The Company purchased West Wind in June 1999. Previously, this community was operated pursuant to a lease arrangement.

(9) The Company completed a sale-leaseback transaction of its Austin community in February 1999.

(10) This community was sold to the Company's Chairman and Chief Executive Officer in September 1999 pursuant to a sale-manageback transaction and is accounted for under the deposit method.

(11) The Company owns a 75 percent interest in a joint venture which owns the Merced community.

         Each community for which the Company's interest is noted as "leased," except for Regency Park and Sterling Park, is leased from a third party pursuant to a long-term lease providing for an initial term of 10 to 15 years from the inception date. Each lease provides for extensions that may permit the lease to continue for a total period of between 25 and 35 years from the inception date.

         The Company leases Regency Park and Sterling Park from entities controlled by Mr. Bowen. Each lease expires in 2005, has annual base rent payments in addition to percentage rent payments equal to 10 percent of the Company's annual gross revenues from operations in excess of the gross revenues for each property in calendar year 1995, and contains three, ten-year renewal options and a right of first refusal if the lessor proposes to sell the property. Under the leases, the Company is responsible for, among other costs, maintenance, property taxes, capital expenditures and direct operating costs related to the communities. The base yearly lease payments are $1,271,000 and $1,486,250 for Regency Park and Sterling Park, respectively. The payment terms of the leases were based on the fair market values of the underlying properties, as determined by independent appraisals, upon the inception of the leases. The aggregate annual base rent payments under each lease, when expressed as a percentage of the appraised value of that property, reflects a lease rate of approximately 10.25 percent, which the Company believes was typical for leases in the health care industry upon the inception of each lease. In obtaining the consent of the Regency Park ownership entity's lender to the Company's lease on that community, the Company agreed that not less than 25 percent of its outstanding stock will be owned by Mr. Bowen and that Mr. Bowen will continue to control the management of the Company.

         Development Sites. The Company continues to evaluate opportunities to acquire additional sites in several western states. In considering a prospective site for development of a Regent or Regent House community, the Company generally seeks a 3 to 6 acre parcel of undeveloped land located within a metropolitan area of 50,000 persons or more. A site of 1.5 to 3.0 acres is generally acquired for a Regent Court community. The Company generally also seeks relatively flat parcels of land zoned for multi-family residences with reasonable access to utilities and streets. In the course of its evaluation, the Company generally will conduct a geotechnical study of a site to determine if the soils have proper compaction for the Company's development. The Company conducts "level one" environmental assessments of each new property prior to acquisition.

         In addition to the land for each of the communities under construction, as of March 28, 2000, the Company has entered into an agreement to manage a 104-bed community being developed by a third party and has four additional new communities under varying stages of development. These communities will be located in Elk Grove, Redlands and Visalia, California; and Salt Lake City, Utah. If all four communities are developed, total operations of the Company will increase by approximately 411 beds to a total of approximately 4,035 beds.

         The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire several additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. There is no assurance that the Company will elect to acquire the site it has under option or that the Company will be able to develop successfully any of the sites it has acquired or will in the future acquire.

         Office Facilities. The Company currently leases approximately 10,500 square feet of office space in one location in Portland, Oregon.


Item 3.  Legal Proceedings

         On March 2, 1999, the Company filed in the United States District Court for the District of Oregon, case no. USDC No. CV99-304 KI, an action entitled Regent Assisted Living, Inc. v. LRS Architects, et al. The Company alleges that the defendant architects negligently performed their services relating to numerous of the Company's internally developed communities. The defendant counterclaimed for approximately $900,000 in damages incurred as a result of the Company's alleged breach of the underlying contracts pursuant to which the architectural services were to be performed. The Company is seeking damages in excess of the defendants' counterclaim. The Company is aggressively pursuing its claims and is defending the counterclaims.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 4(a).  Executive Officers of the Registrant

         As of March 28, 2000, the executive officers of the Company were as set forth below.

         Name              Age     Position

         Walter C. Bowen   57      Chairman of the Board and Chief Executive
                                   Officer

         Louis Swart       62      President

         James W. Ekberg   47      Senior Vice President of Finance and
                                   Development

         Dale J. Zulauf    49      Chief Operating Officer

         Steven L. Gish    41      Chief Financial Officer, Treasurer, and
                                   Director

         David R. Gibson   38      Vice President for Corporate Affairs, General
                                   Counsel and Secretary

         Walter C. Bowen. Mr. Bowen is the founder of the Company and became the Chief Executive Officer, and a Director of the Company upon its formation. Mr. Bowen also served as President of the Company from its formation through October 31, 1999. Mr. Bowen has been involved in the development, ownership, and management of assisted living communities since 1986, and has devoted a majority of his time to the ownership and operation of those communities over the past five years. Mr. Bowen has also been the Chief Executive Officer of several related companies including Bowen Property Management Company, Bowen Financial Services Corp., a company formed to obtain financing for real estate development projects, and Bowen Development Company, a real estate construction company (collectively, the "Bowen Companies"), since their formation. Mr. Bowen attended the University of Oregon and is a graduate of Portland State University. Mr. Bowen serves on the Board of Directors of the Assisted Living Communities Association of America and on the advisory board for the National Investment Conference for the Senior Living and Long Term Care Industries.

         Louis Swart. Mr. Swart joined Regent in April 1999 as Chief Operating Officer and was promoted to President on November 1, 1999. Over the past 24 years, Mr. Swart has held the positions of Chief Operating Officer of the Hillsdale Group, President of Genesis ElderCare Network Services, Chief Executive Officer of Retirement Corporation of America, and was co-founder and President of Wedgewood Retirement Inns. Mr. Swart has a Bachelor's degree in English from the University of South Africa and a Masters degree in Sociology and English Literature from Texas Christian University.

         James W. Ekberg. Mr. Ekberg joined Regent in 1995 and is the Senior Vice President for Finance and Development. Mr. Ekberg is responsible for the development and construction of new communities and for strategic acquisitions. Mr. Ekberg joined the Bowen Companies in 1985 as Controller and has served as an executive since 1991, in which capacity he was responsible for the development of numerous projects for the Bowen Real Estate Group and oversaw the operations of Bowen Development Company. Mr. Ekberg holds a Bachelor's degree in accounting from the Honors College of Michigan State University.

         Dale J. Zulauf. Mr. Zulauf became the Chief Operating Officer of the Company on November 1, 1999. Prior to joining Regent, Mr. Zulauf served as the Senior Vice President of Operations at Care Matrix. Previous positions in the senior care field include as President and CEO of SunBridge Healthcare Corporation and Regional Vice President of Operations at Hillhaven Corporation. Mr. Zulauf holds a Bachelor of Arts degree in Sociology from Western Washington University and a Masters degree in Business Administration from Golden Gate University.

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

                                     PART II



Item 5.  Market for Common Stock and Related Stockholder Matters


         On September 28, 1999, the Company's Common Stock was deleted from listing on the NASDAQ National Market System ("NASDAQ") for failure to maintain a minimum $4 million tangible net worth, one of the requirements for continued listing.

         Since that time, trading in the Company's Common Stock has been conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor will likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock than was the case when the Company's Common Stock was listed on NASDAQ. In addition, after September 28, 1999, the Company's Common Stock will be subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, the delisting of the Company's Common Stock from NASDAQ could adversely affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

         The following table sets forth the high and low closing sale prices as reported on NASDAQ and on the Over-the-Counter Bulletin Board ("OTC BB") for the periods indicated.

                  Quarter Ended               High            Low
                  -------------               ----            ---

                  NASDAQ
                  ------
                  March 31, 1998              8 1/8           4 1/4
                  June 30, 1998               8 1/2           6
                  September 30, 1998          6 1/4           4 1/8
                  December 31, 1998           6 1/2           3 3/4
                  March 31, 1999              5 1/2           2 5/8
                  June 30, 1999               4 5/8           3
                  September 30, 1999          3 15/16         2 1/4

                  OTC BB
                  ------
                  December 31, 1999           2 5/8           1 3/4


         The Company believes it has approximately 30 holders of record as of March 28, 2000.

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

Item 6.  Selected Consolidated Financial Data

         The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements for the years ended 1999, 1998, 1997, 1996, and 1995 (unaudited pro forma). The data set forth below should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included elsewhere in the Form 10-K and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                 SELECTED CONSOLIDATED FINANCIAL STATEMENT DATA
             (dollars in thousands except share and per share data)

                                                                                           (Unaudited)
                                                                                               1995
                                         1999         1998         1997           1996      Pro Forma
                                         ----         ----         ----           ----      ---------

Consolidated Statement of
Operations Data:
Total revenues                       $    54,089  $    30,419  $    13,958   $     13,260    $    12,648
Total operating expenses                  60,760       39,859       18,094         12,946         12,446
                                     ------------ ------------ ------------  -------------   ------------
Operating income (loss)              $    (6,671) $    (9,440) $    (4,136) $         314    $       202

Other income (expense), net               (2,141)      (1,622)         271           (179)          (325)
Minority interest                             36            -            -              -              -
Provision for income taxes                     -            -          (13)           (58)             -
Extraordinary loss net of
  tax benefit                                  -            -            -            (53)             -
                                     ------------ ------------ ------------  -------------   ------------

Net income (loss)                         (8,776)    (11,062)       (3,878)             24          (123)

Preferred stock dividends                   (600)       (600)         (600)            (26)            -
--------------

Net Loss to Common
  Shareholders                       $    (9,376) $ (11,662)   $    (4,478)  $          (2)  $      (123)
                                     ============ ============ ============= =============   ============

Earnings (loss) per common
  share before extraordinary
  loss, basic and diluted            $     (2.03) $    (2.52)  $     (0.97)  $       0.01    $    (0.03)
Extraordinary loss per common
  share, basic and diluted                     -           -             -          (0.01)             -
Net loss per common
  share, basic and diluted           $     (2.03) $    (2.52)  $     (0.97)  $           -   $     (0.03)
                                     ============ ============ ============= =============   ============

Weighted average number of
  common shares outstanding
    basic                            4,615,135    4,633,000    4,633,000     4,633,000       4,633,000
    diluted                          4,615,135    4,633,000    4,633,000     4,666,800       4,633,000



                                                                                         (Unaudited)
                                                                                            1995
                                         1999         1998         1997           1996    Pro Forma
                                         ----         ----         ----           ----    ---------

Consolidated Balance Sheet Data:
-------------------------------
Cash and cash equivalents            $    4,538   $    4,483   $    1,805    $    8,597      $    7,586
Working capital (deficit)                 1,427        1,562       (4,303)      10,326            8,646

Total assets                             62,686       66,274       75,704        33,178          18,187

Long-term debt, less
  current portion                        32,275       40,705       51,451         9,981           6,024
Minority interests                          352            -          250             -               -

Shareholder's equity (deficit)            (5,311)       4,255      15,917        20,057          10,660


     The 1995 unaudited pro forma statement of operations includes the results of operations of the Company and certain other transactions related to the Company's initial public offering as if such transactions had occurred as of January 1, 1995.

                       Supplementary Financial Information
                            1999 and 1998 by Quarter
                             (dollars in thousands)


                                        1st Quarter    2nd Quarter      3rd Quarter    4th Quarter
                                        -----------    -----------      -----------    -----------

1999
Revenues                                $   11,926     $   13,034       $   14,209     $   14,920
Residence operating expenses                 8,586          9,466           10,249         10,304
                                        -----------    -----------      -----------    -----------
  Gross profit                          $    3,340     $    3,568       $    3,960     $    4,616
                                        ===========    ===========      ===========    ===========

Net loss                                $   (2,001)     $  (1,705)      $   (1,984)    $   (3,086)
                                        ===========    ===========      ===========    ===========

Net loss per share                      $    (0.46)    $    (0.40)      $    (0.46)    $    (0.71)
                                        ===========    ===========      ===========    ===========

1998
Revenues                                $    4,288     $    6,672       $    8,907     $   10,551
Residence operating expenses                 4,190          5,576            7,693          8,143
                                        -----------    -----------      -----------    -----------
  Gross profit                          $       98     $    1,096       $    1,214     $    2,408
                                        ===========    ===========      ===========    ===========

Net loss                                $   (2,396)     $  (2,535)       $  (3,686)    $   (2,445)
                                        ===========    ===========      ===========    ===========

Net loss per share                      $    (0.55)    $    (0.58)      $    (0.83)    $    (0.56)
                                        ===========    ===========      ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

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

         Since its initial public offering on December 26, 1995, the Company has embarked upon a strategy of aggressive growth primarily through internal development of prototypical assisted living communities. This report covers the fourth full year of the Company's operations following its initial public offering and describes in detail the Company's rapid growth that began in 1997 and continued into 1999. To date, the Company's growth has been funded by the gross proceeds of $12.2 million from the initial public offering, $10 million in 1996 through the issuance of preferred stock, and $9 million raised in 1998 through a private placement of convertible subordinated notes.

         From January 1, 1999, through March 28, 2000, the Company completed a Regent community in Scottsdale, Arizona and four stand-alone Regent Court Alzheimer's communities located in Clackamas and Corvallis, Oregon; Modesto, California; and Kent, Washington. The Company also began managing The Altenheim, a 140-bed community in Oakland, California, entered into an agreement to manage a newly developed 104-bed community in Las Vegas, Nevada, and commenced construction on four additional communities comprised of 465 beds. Upon completion of these four communities, the Company will have 3,624 beds under operation compared to the 570 beds operated at the time of the initial public offering. The Company is engaged in development activities related to four additional communities.

         Recognizing the importance of internal controls, systems and procedures, during 1999, the Company increased and refined its human resources functions, employee training, marketing efforts, strategic planning, financial reporting, and information systems. The Company's efforts in this regard will be of great benefit as the Company continues to add a significant number of beds to its operations in 2000 and beyond. Another essential element to such growth will be the continued development of the Company's relationships with its commercial banking and real estate investment trust financing partners.

Development and Acquisition of Additional Communities
-----------------------------------------------------

         The Company's current growth plan anticipates completion of two Regent communities by December 31, 2000. In addition, the Company is currently constructing one Regent community and one Regent House community that are scheduled to commence operation during the first quarter of 2001. The Company has an additional four communities currently under development. As the Company continues to conduct its preliminary development activities on these sites it will determine whether to proceed with construction of a new community. Currently, the Company believes each of these communities could be completed during 2001 provided the Company obtains the necessary governmental approvals and financing. As the Company continues to expand its operations, the expenses associated with development, construction, and operation of these communities are expected to be significant.

         The Company's experience is that its new communities, on average, generate losses during the pre-opening period and during the initial eighteen months of operations, at which time such communities, on average, have achieved approximately 65-75 percent occupancy and have reached break-even cash flow.

         The Company expects that it will be able to increase income from its communities as a result of management's continuing efforts to maximize occupancy, align resident rates with services provided, and control expenses. If the Company expands its growth plan through the development of additional new communities or if a significant number of newly developed communities fail to reach break-even cash flow within the expected time period, the Company may continue to incur operating losses beyond 1999.

Results of Operations
---------------------

         The following discussion and analysis should be read in conjunction with the Financial Statements under Item 8. The Company's revenues are derived primarily from resident fees for basic housing, personalized health care services, and other support services. Operating expenses are comprised generally of resident operating expenses, which include community payroll expenses, food, property taxes, utilities, insurance and other direct residence operating expenses; general and administrative expenses, which consist of payroll expenses and overhead for executive, development, operations, and accounting personnel at the Company's main office in addition to support functions such as legal and other administrative expenses; lease expense; and depreciation and amortization expense.

         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's consolidated financial statements.

                                          1999          1998           1997
                                        -------       -------        -------

Revenues:
  Rental and service                      99.2 %        99.3 %         98.5 %
  Management fees                           .8            .7            1.5
                                        -------       -------        -------
         Total revenues                  100.0         100.0          100.0

Operating expenses:
  Residence operating expenses            71.3          84.2           76.6
  General and administrative
    expenses                              13.4          13.7           25.6
  Lease expense                           24.8          29.6           24.9
  Depreciation and amortization            2.8           3.5            2.5
                                        -------       -------        -------
         Total operating expenses        112.3         131.0          129.6

         Operating loss                  (12.3)        (31.0)         (29.6)

Interest income                             .6           1.1            2.7
Interest expense                          (4.9)         (5.3)          (1.0)
Equity in losses of joint ventures         (.5)         (1.2)             -
Other income, net                           .8             -             .2
                                        -------       -------        -------

         Loss before minority interest   (16.3)        (36.4)         (27.7)

                                          1999          1998           1997
                                        -------       -------        -------

Minority interest                           .1             -            (.1)
                                        -------       -------        -------

         Loss before income taxes        (16.2)        (36.4)         (27.8)

Provision for income taxes                   -             -              -
                                        -------       -------        -------

         Net loss                        (16.2)        (36.4)         (27.8)

Preferred stock dividends                 (1.1)         (2.0)          (4.3)
                                        -------       -------        -------

         Net loss available to common
           shareholders                  (17.3)%       (38.4)%        (32.1)%
                                        =======       =======        =======


Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------

         Revenues. Revenues for 1999 totaled $54.1 million compared to $30.4 million in 1998, an increase of $23.7 million or 77.8 percent. During 1999, the Company operated 29 communities comprised of five stabilized communities, 20 newly developed or acquired communities including one sold during the year pursuant to a sale-manageback arrangement, and four communities operated pursuant to management contracts, of which two are owned in joint ventures and accounted for under the equity method. The Company operated 25 communities during 1998 comprised of five stabilized communities, including one acquired in May 1998 which was managed prior to conversion to a lease; 17 newly developed or acquired communities, and three operated pursuant to management contracts. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed."

         During 1999, rental and service revenues from "Same Residences", the six communities the Company operated at the beginning of both 1999 and 1998, comprised of four stabilized and two newly developed communities, increased by $2.7 million. Of this increase, $2.5 million was from the two newly developed communities. Revenues from 18 newly developed or acquired communities in operation during 1999 increased $19.6 million compared to revenue from 15 newly developed or acquired communities in operation during 1998. In addition, revenues for the comparable years increased $1.1 million from the one stabilized community the Company acquired in May 1998, and $0.3 million from the communities operating under management agreements. Occupancy at the six same residences was 89.0 percent for 1999 compared to 78.4 percent in 1998. Occupancy at the Company's five stabilized communities was 95.0 percent for 1999.

         Residence Operating Expenses. Residence operating expenses were $38.6 million for 1999 and $25.6 million for 1998, an increase of $13.0 million or
50.8 percent. Residence operating expenses from the six Same Residences increased by $1.3 million from 1998 to 1999. This increase was primarily attributable to the increased level of operations at the two newly developed communities. Residence operating expenses for all other newly developed or acquired communities for 1999 include $23.5 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $12.5 million in 1998. In addition, operating expenses increased $0.7 million from the stabilized community acquired in May 1998. Residence operating expenses from Same Residences totaled 65.4 percent and 68.0 percent of rental and service revenue for

1999 and 1998, respectively. Residence operating expenses for all stabilized communities, totaled 64.8 percent and 63.6 percent of rental and service revenues for 1999 and 1998, respectively.

         General and Administrative Expenses. General and administrative expenses were $7.3 million for 1999 compared to $4.2 million for 1998, an increase of $3.1 million. Payroll and related expenses increased by $1.1 million from 1998 to 1999. Development related costs incurred in connection with asset write-downs (land held for sale) and abandoned projects totaled $1.9 million in 1999 compared to $0.2 million in 1998. Other general and administrative expenses increased by $0.3 million from 1998 to 1999 primarily due to the implementation of the Company's plan for growth.

         Lease Expense. Lease expense for the Company's leased communities totaled $13.4 million for 1999 compared to $9.0 million for 1998. The increase of $4.4 million relates primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

         Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for 1999, compared to $1.1 million for 1998. The increase of $0.4 million relates primarily to the Company's newly developed communities.

         Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high-quality, short-term securities placed with institutions with high credit ratings.

         Interest Expense. Interest expense increased in 1999, to $2.6 million from $1.6 million for 1998. The Company incurred an additional $0.2 million of interest in 1999, as compared to 1998, related to convertible subordinated notes that were issued after the first quarter of 1998. The Company incurred an additional $0.2 million of interest related primarily to the opening of newly developed communities and the acquisition of a previously leased community. The Company capitalized $2.3 million and $2.7 million of interest charges incurred during 1999 and 1998, respectively. Capitalized interest decreased due to a reduction in development and construction activity during 1999 compared to 1998.

         Equity in Losses of Joint Ventures. Equity in losses of joint ventures decreased in 1999, as a result of improved operating results related to increased occupancy at the Company's 50 percent owned Kenmore, Washington community and the Company's 10 percent owned Kent, Washington community, offset by the pre-opening costs of the 40 percent owned Corvallis, Oregon community.

         Other Income (Loss), Net. In 1999, the Company sold a 45 percent co-tenancy interest in its Modesto, California community. The Company recognized a $0.5 million gain as a result of the sale.

         Net Loss. Net operating results increased by $2.3 million for 1999, compared to the same period in 1998. The Company reported a loss of $8.8 million for 1999, whereas the Company reported a loss of $11.1 million for 1998. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $10.4 million offset by increases in general and administrative expenses, lease expense, depreciation expense, other income and interest expense as discussed above.

Comparison of Years Ended December 31, 1998 and 1997
----------------------------------------------------

         Revenues. Revenues for 1998 totaled $30.4 million compared to $14.0 million in 1997, an increase of $16.4 million or 117.9 percent. In 1998, the Company operated 25 communities, two of which were managed. The Company operated seven communities and managed two communities in 1997. From 1997 to 1998, revenues from Same Residences, the three stabilized communities that the Company operated at the beginning of both periods, increased by $0.4 million. Revenue increased by $2.7 million from 1997 to 1998 as a result of the acquisition of one stabilized community in each of July 1997 and May 1998. The Company began operating three newly developed communities in 1997, whereas in 1998 the Company added eleven newly developed communities, acquired four non-stabilized communities and added a management contract, which in the aggregate accounted for a $13.3 million increase in revenues. Overall average occupancy at the Company's stabilized Same Residences increased to 93.9 percent for 1998, from
92.4 percent for the same period in 1997. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent.

         Residence Operating Expenses. Residence operating expenses were $25.6 million for 1998 and $10.7 million for 1997, an increase of $14.9 million or
139.5 percent. The current year includes $15.2 million of start-up operating expenses and pre-opening costs related to eighteen of the Company's newly developed or acquired communities. Residence operating expenses, excluding the effect of the newly developed communities, totaled 63.7 percent and 63.3 percent of rental and service revenues for 1998 and 1997, respectively.

         General and Administrative Expenses. General and administrative expenses were $4.2 million for 1998 compared to $3.6 million for 1997. The increase of $0.6 million or 16.6 percent is due primarily to an increase in development activities and operations related to the implementation of the Company's plan for growth.

         Lease Expense. Lease expense for the Company's leased communities totaled $9.0 million for 1998 compared to $3.5 million for 1997. The increase of $5.5 million related primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

         Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for 1998 compared to $0.4 million for 1997. The increase of $0.7 million relates primarily to the Company's newly developed communities.

         Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high-quality, short-term securities placed with institutions with high credit ratings.

         Interest Expense. Interest expense increased for the year ended December 31, 1998 to $1.6 million, from $0.1 million for 1997. In 1998, the Company incurred $1.5 million in interest expense related to the operation of nine newly developed communities, whereas only a nominal interest charge was incurred in 1997 related to the operation of one newly developed community. The Company incurred $0.4 million of interest in 1998 related to the convertible subordinated notes that were issued during 1998. The Company capitalized $2.7 million of interest charges incurred during 1998, compared to $1.8 million in 1997 due to increased borrowing for construction purposes.

         Equity in Losses of Joint Ventures. Losses of joint venture resulted from the initial operations of the Company's 50 percent owned Kenmore, Washington community.

         Net Loss. Net operating results decreased to a loss of $11.1 million during 1998, from a net loss of $3.9 million for the same period in 1997. The $7.2 million decrease in net operating results is primarily due to an increase in residence operating profit (rental and service revenue less residence operating expenses) of $1.6 million, offset by increases in general and administrative expenses, lease expense, depreciation, interest expense and equity in losses of joint venture, all as discussed above.


Liquidity and Capital Resources
-------------------------------

         At December 31, 1999, the Company had $1.4 million of working capital, compared to working capital of $1.5 million at December 31, 1998, a decrease of $0.1 million. Cash and cash equivalents increased by a nominal amount (as described below) and cash held in working capital escrow decreased by $0.3 million. In 1999, two parcels of land previously acquired for development were reclassified as land held for sale. The effect, net of related debt, increased working capital by $1.6 million. In addition, working capital decreased by $0.5 million related to unsecured term debt that is scheduled to mature in December 2000. The net increase in working capital was offset by an increase in net current liabilities of $0.9 million resulting from the Company's growth in operating capacity.

         Net cash used in operating activities totaled $5.0 million for 1999, resulting primarily from a net loss of $8.8 million, adjusted $2.0 million for non-cash items (depreciation, amortization, gain on sale of assets, adjustment on land held for sale to estimated fair value, equity interest in joint ventures and minority interests), offset by the release of $1.2 million of cash held in working capital escrow and an increase in net current liabilities of $0.6 million.

         Net cash used in investing activities totaled $11.9 million for 1999, consisting primarily of land acquisition, development, and construction costs offset by the proceeds from the sale of a 45 percent interest and a 60 percent interest, respectively, in two communities totaling $1.4 million.

         Net cash provided by financing activities totaled $17.0 million for 1999, primarily consisting of property and equipment financing proceeds totaling $20.2 million, net proceeds from lease-financing arrangements totaling $10.8 million, proceeds from a sale-manageback arrangement with the Company's Chairman and Chief Executive Officer of $1.4 million, offset by repayment of long-term debt of $14.7 million, payment of preferred stock dividends of $0.6 million and payments to repurchase common stock of $0.2 million.

         During February 1999, the Company completed a $10.4 million sale-leaseback transaction involving its Austin, Texas community. As a result, the Company generated approximately $3.0 million in net proceeds, repaid approximately $7.2 million of its mortgage indebtedness, and recorded a deferred gain of approximately $1.0 million.

         During June 1999, the Company entered into a $10.1 million arrangement with a real estate investment trust ("REIT") pursuant to which the Company is constructing its Mesa, Arizona community. The sale of the land has been recorded as a capital lease. Upon completion, the Company will lease the community pursuant to a long-term lease arrangement. The Company generated $1.5 million of cash available for general working capital requirements as a result of the sale.

         During September 1999, the Company sold to its Chairman and Chief Executive Officer its 108-bed Scottsdale, Arizona community under terms of a sale-manageback agreement. The terms of the agreement contain a guaranteed return which constitutes continuing involvement and, accordingly, the Company has accounted for the sale under the deposit method. Under this method, the Company continues to report the asset, depreciation, and related debt in the Company's financial statements and does not recognize profit from the sale. The Company received $1.2 million in sales proceeds and the purchaser assumed $8.8 million of underlying debt. These amounts are recorded as liabilities captioned "deposits under sales contract" in the Company's balance sheet. The net book value of the asset subject to the sales contract totaled $8.9 million at December 31, 1999. Upon satisfaction of the continuing involvement criteria, the transaction will be accounted for as a sale.

         Also during September 1999, Regent completed a $9.5 million permanent financing transaction for its Bakersfield, California community. As a result of the transaction, the Company repaid construction debt in the amount of $7.2 million and generated approximately $2.0 million of cash available for general working capital requirements.

         During November 1999, the Company repurchased 125,400 shares of the Company's Common Stock in a private transaction for the price of $1.50 per share.

         During December 1999, the Company sold equity interests in its Corvallis and Merced assisted living communities for $725,000 and $250,000, respectively. The Company has an aggregate of $8.4 million in loans from which to complete construction of the Corvallis and Merced communities. As of December 31, 1999, approximately $6.7 million remained to be drawn on these loans to fund construction activities and debt service reserves. The Company has sufficient financing to complete these communities and to fund their anticipated initial operating deficits.

         The Company intends to utilize current working capital resources primarily for operating requirements. The Company has experienced significant growth since 1995, including opening 15 newly developed or acquired communities in 1998 and four in 1999. The Company incurred significant losses during these years as a result of pre-marketing and start-up costs as the communities commenced operations. During 1999, the Company's resident census increased by
27.8 percent and the number of additional newly opened communities decreased as did the Company's operating losses. During 1998 and 1999, the Company experienced eight consecutive quarterly increases in gross profits from community operations. The Company anticipates continued gains in both resident census and gross profit during 2000, although at a smaller percentage than in 1999, and the Company will substantially decrease its development-related activities. Accordingly, the Company believes that it has sufficient working capital, including land held for sale, to meet its anticipated cash requirements during 2000. Furthermore, during 2000 the Company may generate additional working capital through the refinance of one or more of its communities, although it is not certain the Company will complete any such transaction.

         At December 31, 1999, the Company had capitalized costs totaling approximately $6.6 million related to communities under construction or development, encumbered by $1.6 million in outstanding debt. The Company intends to finance substantially all of the remaining costs of developing each new community through joint venture arrangements as well as conventional financing with commercial banks and other financial institutions.

         In addition to one Regent Court community that began operations in March 2000, the Company anticipates completing construction of one Regent community in 2000. The Company has entered into a sale-leaseback arrangement with a REIT for this community and anticipates operations will commence during the third quarter of 2000. The Company has two additional communities under construction that are anticipated to commence operations in 2001. The Company has obtained financing necessary to complete these communities. The Company has entered into a long-term lease for an assisted living community being constructed by an unrelated third party and expects to commence operation of this community during the fourth quarter of 2000.

         The Company anticipates capital expenditures for 2000 will include additional architectural fees and other development costs related to at least four assisted living communities and construction costs related to at least three new assisted living communities. During 2000, the Company anticipates commencing construction on the four communities currently under development. The total cost to develop and construct these four communities, including the estimated initial operating deficits, will likely be between $31.0 million to $35.0 million. A substantial portion of these costs may be incurred during 2000.

         The Company is currently discussing with commercial banks and other financing sources the terms of potential financing with which the Company will construct new communities currently under development. Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital invested in one of these four communities in order to complete construction and to fund the initial operating deficits. Additional equity capital will be required prior to commencing construction on the remaining three communities.

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

         If the Company is unable to obtain additional required financing, or if such financing is not available on acceptable terms, the Company expects that its plan to commence construction of up to four additional communities by the end of 2000 would likely be delayed or curtailed. Furthermore, if the Company expands its growth plan, development activities do not result in the construction of a community on a site, the Company experiences a decline in the operations of its current communities or the Company does not achieve and sustain anticipated occupancy levels at its new communities, then the Company may require additional financing to complete its growth plan.

         Certain operating lease agreements contain restrictive covenants. As of December 31, 1999, the Company was in compliance with the covenants of all lease agreements except for two covenants relating to the Company's Willow Creek assisted living community in Folsom, California and Regent Court community in Scottsdale, Arizona. The Company believes the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

         The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the development of assisted living communities and expand its business.

Impact of Inflation
-------------------

         To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's future revenues and operating income due to the Company's dependence on its senior resident population, most of whom rely on relatively fixed incomes to pay for the Company's services. As a result, the Company's ability to increase revenues in proportion to increased operating expenses may be limited. The Company typically does not rely to a significant extent on governmental reimbursement programs. In pricing its services, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to respond to inflationary pressures in the future.

Subsequent Events
-----------------

         During January 2000, the Company obtained an $8.8 million loan the proceeds of which will be used to construct and fund initial operations at the Company's 113-bed South Ogden, Utah community.

         Also during January 2000, the Company entered into a joint venture arrangement with an independent third party for the purpose of developing a 116-bed assisted living community in Salt Lake City, Utah. The Company's initial capital contribution for its 50 percent joint venture interest totaled $1.1 million, comprised of $600,000 of incurred development costs and a $500,000 development fee. The joint venture partner contributed $1.1 million in cash, which was utilized to acquire the land for the project.

Recent Accounting Pronouncements
--------------------------------

         New accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         The Company's earnings are affected by changes in interest rates as a result of its variable rate indebtedness. The Company manages this risk by obtaining fixed rate borrowings when possible. At December 31, 1999, the Company's variable rate borrowings totaled $10.7 million. If market interest rates average one percent more in 2000 than in 1999, the Company's interest expense would increase and income before taxes would decrease by $107,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding variable rate borrowings as of December 31, 1999, and does not consider changes in the actual level of borrowings which may occur subsequent to December 31, 1999. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.


Item 8.  Financial Statements

         The financial statements required by this item are included on pages F-1 to F-22 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On December 15, 1998, the Company dismissed its previous certifying accountant, KPMG LLP, and retained its new certifying accountant, PricewaterhouseCoopers LLP. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors. The report of KPMG LLP on the Company's financial statements for 1997 contained no adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. Furthermore, during fiscal year 1997 and during the subsequent interim periods to December 15, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused it to make reference thereto in connection with its report on the financial statements for such year.

                                    PART III


Item  10.   Directors, Executive Officers, and Control Persons; Compliance with
            Section 16(a) of the Exchange Act

         Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report. Information required by Item 405 of Regulation S-K is included under "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.


Item 11.  Executive Compensation

         Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions with management will be included under "Compensation Committee Interlocks and Insider Participation " in the Company's definitive proxy statement for its 2000 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

         Exhibit
         Number

          (1)3.1 Restated Articles of Incorporation, as amended effective December 13, 1996

          (2)3.2      Restated Bylaws, as amended effective December 12, 1996

             4.1      See Article II of Exhibit 3.1 and Articles I and VI of
                      Exhibit 3.2

          (4)4.2 Letter of Commitment, dated March 30, 1998, by and among LTC Properties, Inc., LTC West, Inc. and the Registrant relating to the agreement to purchase and lease assisted living residences

          (4)4.3 Convertible Subordinated Note Purchase Agreement, dated as of March 30, 1998, by and between the Registrant and LTC Equity Holding Company, Inc

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

        (3)10.25 Registration Agreement between the Company and PPEI dated as of December 16, 1996

        (3)10.26 Stock Purchase Warrant in favor of PPEI for 200,000 Shares of Common Stock.

       (3) 10.27      First Amendment to lease between the Company and Regency
                      Park Apartments Limited Partnership dated December 16,
                      1996

       (3) 10.28      Second Amendment to Lease between the Company and Sterling
                      Park, L.L.C. dated December 16, 1996

       (3) 10.29      Form of Indemnity Agreement between the Company and
                      directors

       (3) 10.30      Employment Agreement between Eric W. Jacobsen and the
                      Company

       (6) 10.32      Employment Agreement between Louis Swart and the Company

       (6) 10.33      Restrictive Covenant Agreement between Louis Swart and the
                      Company

       (7) 10.34      Employment Agreement, effective as of November 1, 1999,
                      between Dale J. Zulauf and the Company

       (7) 10.35      Restrictive Covenant Agreement, effective as of November
                      1, 1999, between Dale J. Zulauf and the Company

          (7) 21      List of Subsidiaries

        (7) 23.1      Consent of PricewaterhouseCoopers LLP

        (7) 23.2      Consent of KPMG LLP

        (7) 27.1      Financial Data Schedule


-------------------

(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1, effective December 20, 1995 (Registration No. 33-96912)

(2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995

(3) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

(4) Incorporated by reference to the Exhibits to the Company's Form 10-QSB dated May 14, 1998

(5) Incorporated by reference to the Exhibits to the Company's Form 8-K dated December 22, 1998

(6) Incorporated by reference to the Exhibits to the Company's Form 10-QSB dated May 12, 1999

(7)      Filed herewith

         All other schedules and exhibits are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(a)(3)   Form 8-K

         There were no Reports on Form 8-K filed for the year ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, State of Oregon, on the 28th day of March, 2000.

                                            REGENT ASSISTED LIVING, INC.


                                            By:   Walter C. Bowen
                                                ------------------
                                                Walter C. Bowen
                                                Chief Executive Officer
                                                    and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the following persons in the capacities indicated have signed this report below on the 28th day of March, 2000.

         Signature                       Title


     Walter C. Bowen          Chief Executive Officer,
---------------------------   Chairman of the Board and Director
Walter C. Bowen                (Principal Executive Officer)


     Steven L. Gish           Chief Financial Officer, Treasurer,
---------------------------    Assistant Secretary and Director
Steven L. Gish                 (Principal Financial and Accounting Officer)


     Wayne C. Rembold         Marvin S. Hausman *
---------------------------   ---------------------------
Wayne C. Rembold, Director     Marvin S. Hausman, M.D., Director


     Stephen A. Gregg              Gary R. Maffei
---------------------------   ---------------------------
Stephen A. Gregg, Director    Gary R. Maffei, Director



     Dana J. O'Brien          *   By: Steven L. Gish
---------------------------   ---------------------------
Dana J. O'Brien, Director     Steven L. Gish
                              Attorney-In-Fact

Regent Assisted Living, Inc.
and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

Regent Assisted Living, Inc. and Subsidiaries
Table of Contents


                                                                        Page

Report of Independent Accountants - PricewaterhouseCoopers LLP .........F-1

Independent Auditors' Report - KPMG LLP ................................F-2

Financial Statements:
     Consolidated Balance Sheets........................................F-3
     Consolidated Statements of Operations..............................F-4
     Consolidated Statements of Changes in Shareholders' Equity.........F-5
     Consolidated Statements of Cash Flows..............................F-6

Notes to Consolidated Financial Statements .............................F-7

                        Report of Independent Accountants


To the Board of Directors and Shareholders
Regent Assisted Living, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Regent Assisted Living, Inc. and Subsidiaries (the Company) at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  /s/PricewaterhouseCoopers LLP


Portland, Oregon
March 28, 2000, except for the last paragraph of
  Note 4, as to which the date is April 20, 2000

                          Independent Auditor's Report



The Board of Directors and Shareholders
Regent Assisted Living, Inc.:


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Regent Assisted Living, Inc. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of Regent Assisted Living, Inc. and subsidiaries of the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                              /s/ KPMG LLP


Portland, Oregon
February 13, 1998

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1999 and 1998


                                                                                         1999            1998
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 4,537,839    $ 4,483,048
   Cash held in working capital escrow                                                     404,598        734,408
   Accounts receivable, net                                                                723,081        287,483
   Prepaid expenses                                                                        739,569        280,324
   Construction advances receivable                                                        235,706        481,819
   Land held for sale                                                                    2,860,000              -
                                                                                    ---------------  -------------

     Total current assets                                                                9,500,793      6,267,082

Restricted cash                                                                          2,916,182      2,757,981
Property and equipment, net                                                             46,900,983     54,191,324
Investment in and advances to joint venture                                                383,114        261,995
Other assets                                                                             2,985,291      2,795,374
                                                                                    ---------------  -------------

     Total assets                                                                      $62,686,363   $ 66,273,756
                                                                                    ===============  =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                   $ 2,266,919     $  284,481
   Construction accounts payable                                                           463,136        608,585
   Accounts payable and other accrued expenses                                           3,414,976      2,280,230
   Accrued payroll                                                                       1,490,594      1,213,630
   Accrued interest                                                                        438,017        318,201
                                                                                    ---------------  -------------

     Total current liabilities                                                           8,073,642      4,705,127

Long-term debt                                                                          32,275,189     40,704,567
Convertible subordinated notes                                                           9,000,000      9,000,000
Deposits under sales contract                                                           10,194,342              -
Deferred gains and development fees, net                                                 6,714,156      6,022,773
Other liabilities                                                                        1,387,250      1,586,164
                                                                                    ---------------  -------------

     Total liabilities                                                                  67,644,579     62,018,631
                                                                                    ---------------  -------------

Minority interest in consolidated subsidiaries                                             352,389              -
                                                                                    ---------------  -------------

Commitments

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized; 1,666,667
     shares issued and outstanding in 1999 and 1998                                      9,349,841      9,349,841
   Common stock, no par value, 25,000,000 shares authorized; 4,507,600
     shares issued and outstanding in 1999 and 4,633,000 shares in 1998                 10,619,349     10,808,703
   Accumulated deficit                                                                 (25,279,795)   (15,903,419)
                                                                                    ---------------  -------------

     Total shareholders' equity                                                         (5,310,605)     4,255,125
                                                                                    ---------------  -------------

     Total liabilities and shareholders' equity                                        $62,686,363   $ 66,273,756
                                                                                    ===============  =============

The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997


                                                      1999               1998              1997

Revenues:
   Rental and service                               $ 53,635,079        $30,217,379      $ 13,751,027
   Management fees                                       453,936            201,816           207,255
                                                 ----------------  -----------------  ----------------

     Total revenues                                   54,089,015         30,419,195        13,958,282
                                                 ----------------  -----------------  ----------------

Operating expenses:
   Residence operating expenses                       38,605,500         25,602,709        10,689,905
   General and administrative                          7,251,337          4,161,981         3,568,382
   Lease expense                                      13,390,695          9,014,483         3,479,176
   Depreciation and amortization                       1,512,835          1,080,050           356,852
                                                 ----------------  -----------------  ----------------

     Total operating expenses                         60,760,367         39,859,223        18,094,315
                                                 ----------------  -----------------  ----------------

     Operating loss                                   (6,671,352)        (9,440,028)       (4,136,033)

Interest income                                          305,656            336,168           381,326
Interest expense                                      (2,645,863)        (1,594,777)         (136,636)
Equity in losses of joint ventures                      (246,565)          (360,028)                -
Other income (loss), net                                 445,860             (3,467)           26,566
                                                 ----------------  -----------------  ----------------

     Loss before minority interests                   (8,812,264)       (11,062,132)       (3,864,777)

Minority interests                                        35,888                  -                 -
                                                 ----------------  -----------------  ----------------

     Loss before income taxes                         (8,776,376)       (11,062,132)       (3,864,777)

Provision for income taxes                                     -                  -            12,877
                                                 ----------------  -----------------  ----------------

     Net loss                                         (8,776,376)       (11,062,132)       (3,877,654)

Preferred stock dividends                               (600,000)          (600,000)         (600,000)
                                                 ----------------  -----------------  ----------------

     Net loss available to common shareholders      $ (9,376,376)      $(11,662,132)     $ (4,477,654)
                                                 ----------------  -----------------  ----------------

Basic loss per common share                            $   (2.03)         $   (2.52)         $   (.97)
                                                 ----------------  -----------------  ----------------

Diluted loss per common share                          $   (2.03)         $   (2.52)         $   (.97)
                                                 ----------------  -----------------  ----------------

Weighted average common shares
     outstanding - basic                               4,615,135          4,633,000         4,633,000
                                                 ----------------  -----------------  ----------------

Weighted average common shares
     outstanding - diluted                             4,615,135          4,633,000         4,633,000
                                                 ----------------  -----------------  ----------------

The accompanying notes are an integral part of the consolidated financial statements.
                                      F-4

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997


                                           Preferred Stock
                             -------------------------------------------
                             Series A               Series B                  Common Stock                         Total
                             ---------------------  -------------------- -----------------------  Accumulated   Shareholders'
                              Shares     Amount     Shares     Amount     Shares      Amount        Deficit        Equity
                             ---------  ----------  -------- ----------- ---------- ------------ -------------  -------------

Balance, December 31, 1996   1,283,785  $7,201,910   382,882  $2,147,931  4,633,000  $10,808,703 $   (101,133)  $  20,057,411

   Preferred stock dividends                                                                         (600,000)      (600,000)

   Non-cash compensation
     charge                                                                                           337,500        337,500

   Net loss                                                                                        (3,877,654)    (3,877,654)
                             ---------  ----------  -------- ----------- ---------- ------------ -------------  -------------

Balance, December 31, 1997   1,283,785   7,201,910   382,882   2,147,931  4,633,000   10,808,703    (4,241,287)    15,917,257

   Preferred stock dividends                                                                         (600,000)      (600,000)

   Net loss                                                                                       (11,062,132)   (11,062,132)
                             ---------  ----------  -------- ----------- ---------- ------------ -------------  -------------

Balance, December 31, 1998   1,283,785   7,201,910   382,882   2,147,931  4,633,000   10,808,703   (15,903,419)     4,255,125

   Preferred stock dividends                                                                         (600,000)      (600,000)

   Shares repurchased and
     retired                                                              (125,400)    (189,354)                    (189,354)

   Net loss                                                                                        (8,776,376)    (8,776,376)
                             ---------  ----------  -------- ----------- ---------- ------------ -------------  -------------

Balance, December 31, 1999   1,283,785  $7,201,910   382,882  $2,147,931  4,507,600  $10,619,349 $(25,279,795)  $  (5,310,605)
                             =========  ==========  ======== =========== ========== ============ =============  ==============




The accompanying notes are an integral part of the consolidated financial statements.
                                      F-5

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997

                                                                       1999            1998             1997
Cash flows from operating activities:
   Net loss                                                         $ (8,776,376)  $ (11,062,132)    $ (3,877,654)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization                                     1,512,835       1,080,050          356,852
     Gain on sale of assets                                             (462,113)              -                -
     Adjustment on land held for sale to estimated fair value          1,489,197               -                -
     Non-cash compensation charge                                              -               -          337,500
     Amortization of deferred gains and development fees                (509,738)       (350,564)         (21,198)
     Equity interest in joint ventures                                   246,565         360,028                -
     Non-cash operating expense                                                -         128,957                -
     Increase in allowance for doubtful accounts                               -          10,000                -
     Minority interests                                                  (35,888)              -                -
     Deferred income taxes                                                     -               -          304,300
     Changes in other assets and liabilities:
       Cash held in working capital escrow                             1,181,027         (10,925)          (7,054)
       Accounts receivable                                              (435,598)       (169,373)          20,866
       Prepaid expenses                                                 (494,245)       (145,523)         (61,560)
       Other assets                                                      198,914        (990,086)         (67,141)
       Accounts payable and other accrued expenses                     1,134,746       1,595,094           38,418
       Accrued payroll                                                   276,964         711,062          167,413
       Accrued interest                                                  119,816         138,238          122,433
       Other liabilities                                                (198,914)      1,068,586           43,155
                                                                  ---------------  --------------  ---------------
     Net cash used in operating activities                            (4,752,808)     (7,636,588)      (2,643,670)
                                                                  ---------------  --------------  ---------------
Cash flows from investing activities:
   Purchases of property and equipment                               (13,248,696)    (36,267,398)     (52,898,548)
   Increase (decrease) in construction accounts payable                 (145,449)         25,542          (84,269)
   Maturity of investments, net                                                -               -        2,939,448
   Investment in and advances to joint ventures                          (12,400)       (158,563)        (137,881)
   Proceeds from sale of property and equipment                          740,309         829,408                -
   Proceeds from sale of equity interest                                 725,000               -                -
   Withdrawals from (deposits to) replacement reserve account, net        20,555         (80,186)          (7,909)
                                                                  ---------------  --------------  ---------------
     Net cash used in investing activities                           (11,920,681)    (35,651,197)     (50,189,159)
                                                                  ---------------  --------------  ---------------
Cash flows from financing activities:
   Short-term borrowings                                                       -      (4,500,000)       4,500,000
   Proceeds from issuance of long-term debt                           19,986,691      27,490,812       41,700,424
   Payments on long-term debt                                        (14,688,127)    (38,421,190)        (163,183)
   Construction (advances) payments                                      368,200        (110,625)       1,001,645
   Payments and deposits for lease financing arrangements, net          (551,638)       (897,484)        (234,364)
   Restricted cash for lease financing arrangements, net                (415,344)       (315,802)        (707,599)
   Deferred development fees from lease financing arrangements           243,419         497,218          920,000
   Proceeds from lease financing arrangements                         10,766,814      53,822,808                -
   Proceeds from issuance of convertible subordinated notes                    -       9,000,000                -
   Proceeds from sales contract                                        1,419,342               -                -
   Contributions by minority interests                                   388,277               -          250,000
   Preferred stock issuance costs                                              -               -         (600,159)
   Preferred stock dividends                                            (600,000)       (600,000)        (626,230)
   Payments to repurchase common stock                                  (189,354)              -                -
                                                                  ---------------  --------------  ---------------
     Net cash provided by financing activities                        16,728,280      45,965,737       46,040,534
                                                                  ---------------  --------------  ---------------
     Net increase (decrease) in cash and cash equivalents                 54,791       2,677,952       (6,792,295)
Cash and cash equivalents, beginning of period                         4,483,048       1,805,096        8,597,391
                                                                  ---------------  --------------  ---------------
Cash and cash equivalents, end of period                             $ 4,537,839     $ 4,483,048      $ 1,805,096
                                                                  ===============  ==============  ===============

                                      F-6a

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 1999, 1998 and 1997

Supplemental disclosure of non-cash investing and financing activities:
   Assumption of debt by minority interests                          $ 1,291,448        $      -         $      -
                                                                  ===============  ==============  ===============
   Assumption of debt by joint venture                               $ 1,692,467        $      -         $      -
                                                                  ===============  ==============  ===============
   Debt assumed pursuant to sales contract                           $ 8,775,000        $      -         $      -
                                                                  ===============  ==============  ===============
   Long-term debt incurred to acquire minority interest in
     consolidated subsidiary                                            $      -      $  250,000         $      -
                                                                  ===============  ==============  ===============
   Contribution of property and equipment in exchange for
     investment in and advances to joint venture                        $      -      $  138,000         $      -
                                                                  ===============  ==============  ===============
















The accompanying notes are an integral part of the consolidated financial statements.
                                      F-6

December 31, 1999 and 1998
Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


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

     The Company
     As of December 31, 1999, the Company operated twenty-nine assisted living communities in nine western states. In addition, the Company had four communities under construction and four under development. During 1999, the Company commenced operations at three new internally developed stand-alone Alzheimer's care communities (including two owned by joint ventures) and also opened a new internally developed assisted living community which was sold to the Company's Chairman and Chief Executive Officer in a sale-manageback agreement.

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

     Cash held in working capital escrow
     Cash is held in the Company's name in bank accounts in the custody of financial institutions. This cash is available for release in accordance with a predetermined monthly draw schedule and upon the respective community's initial achievement of a 1.25 to 1.00 coverage ratio.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


1.   Operations and Summary of Significant Accounting Policies (Continued)

     Land held for sale
     The Company has made two parcels of land available for sale that were previously acquired for development. The Company has a signed letter of intent on one parcel and a signed sales agreement on the other. As of December 31, 1999, the Company recorded an expense of approximately $1.5 million to adjust the land held for sale to its estimated fair market value.

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

     Management reviews all long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual communities.

     Restricted cash
     The Company is required to provide letters of credit to lenders in connection with certain financing arrangements. Financial institutions providing the letters of credit have required cash collateral for the letters of credit, totaling $2,721,758 and $2,315,733 as of December 31, 1999 and 1998, respectively. Restricted cash also includes a replacement reserve required to be maintained for two of the communities.

     Investment in joint ventures
     Joint ventures in which the Company does not have a controlling interest are accounted for under the equity method of accounting. The Company has a 50% investment in a joint venture organized to develop an assisted living community in Kenmore, Washington. This community commenced operations on August 25, 1998. The Company has a 10% investment in a joint venture organized to develop an Alzheimer's community in Kent, Washington. This community commenced operations on July 29, 1999. The Company has a 40% investment in a joint venture organized to develop an Alzheimer's community in Corvallis, Oregon. As of December 31, 1999, this community was under construction and had not commenced operations. This community commenced operations in March 2000.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


1.   Operations and Summary of Significant Accounting Policies (Continued)

     Pre-opening and start-up costs
     The Company expenses pre-opening and start-up costs as incurred.

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

     Computation of per share amounts
     Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted-average number of common shares and dilutive common shares outstanding for the period.

     Stock-based compensation plan
     The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial and Accounting Standards (SFAS) SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effect on earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


1.   Operations and Summary of Significant Accounting Policies (Continued)

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

     Financial results and liquidity
     The Company has experienced significant growth since 1995, including opening 15 newly developed or acquired communities in 1998 and 4 in 1999. The Company incurred significant losses during 1998 and 1999 primarily as a result of pre-marketing and start-up costs as the communities commenced operations. During 1999, the Company's resident census increased by 27.8 percent and the number of additional newly opened communities decreased as did the Company's operating losses. The Company anticipates continued gains in resident census, although at a smaller percentage than in 1999. The Company has also decreased its development-related activities. Accordingly, management believes that the Company has sufficient working capital, including land held for sale, to meet its anticipated cash requirements during 2000. Additionally, the Company may generate additional working capital during 2000 through the refinance of one or more of its communities, although it is not certain the Company will complete any such transaction.

     Recent accounting pronouncements
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS No. 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued



2.   Property and Equipment

     Property and equipment are stated at cost and consist of the following:

                                                                 1999               1998

       Land                                                     $ 5,364,716        $ 3,057,756
       Buildings and improvements                                33,332,546         29,747,219
       Furniture and equipment                                    4,289,447          3,452,579
       Construction in progress                                   6,572,177         19,375,174
                                                            ----------------   ----------------

                                                                 49,558,886         55,632,728

       Less accumulated depreciation and amortization             2,657,903          1,441,404
                                                            ----------------   ----------------

           Property and equipment, net                         $ 46,900,983       $ 54,191,324
                                                            ================   ================


     Land, buildings and certain furniture and equipment serve as collateral for long-term debt. Construction in progress includes land, development and building costs incurred in connection with the construction of the Company's new communities and the cost of land held for development. Property and equipment includes the asset value attributable to capital leases in the amount of $8,910,539 at December 31, 1999 and $7,724,177 at December 31, 1998. Accumulated amortization related to these leases was $771,000 and $581,000 at December 31, 1999 and 1998, respectively.


3.   Other Assets

     Other assets consist of the following:

                                                     1999            1998

       Resident security and trust deposits         $1,387,250      $1,586,164
       Deferred financing costs, net                 1,063,771         899,629
       Other                                           534,270         309,581
                                                 --------------  --------------

           Total other assets                       $2,985,291      $2,795,374
                                                 ==============  ==============


     Pursuant to rental agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. A liability for these deposits is recorded in other liabilities in the consolidated financial statements.

     Deferred financing costs are amortized over the original term of the related financing agreement.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


4. Long-Term Debt, Convertible Subordinated Notes and Deposits Under Sales Contract

     Long-term debt consists of:
                                                                                       1999             1998
       Capital lease obligation, due in monthly installments of $69,100,
         including interest at 8.4%, due in November 2012 (Note 7)                   $ 7,745,271      $ 7,915,863
       Notes payable to a bank, due in monthly installments of $11,920, including interest at various rates between 8.75% and 8.88%,
         all maturing at various dates in 2002 and 2004                                  385,047          451,477
       Note payable to a corporation, quarterly payments of interest
         only at 9%, due in December 2000                                                500,000          500,000
       Note payable to a financial institution, interest only payments at prime plus 4% (12.5% at December 31, 1999) collateralized
         by land held for sale and due upon sale of the collateral                     1,263,411        1,500,000
       Construction loans, totaling $15,899,750, interest varies between 8.88%
         and 16.00%, maturities vary from July 2001 through December 2004             10,842,797       29,168,688
       Capital lease obligation, monthly interest only payments at 10.14%
         beginning upon completion of building, due approximately
         August 2015 (Note 7)                                                          1,186,361                -
       Note payable to a bank, due in monthly installments of $20,670,
         including interest at 8.71%, due June 2002                                    2,477,038                -
       Note payable to a financial institution due in monthly installments
         of $74,208 including interest at 8.43%, due October 2009                      9,454,584                -
       Notes payable to construction company owned by the majority shareholder, annual payments of interest only at prime plus
         1% (9.5% at December 31, 1999) due January 2002 (Note 9)                        250,000        1,000,000
       Other                                                                             437,599          453,020
                                                                                   --------------  ---------------

                                                                                      34,542,108       40,989,048

       Less amounts due within one year                                                2,266,919          284,481
                                                                                   --------------  ---------------

                                                                                     $32,275,189     $ 40,704,567
                                                                                   ==============  ===============

     Principal payments on long-term debt for the years ending December 31 are as follows:

       2000                                                       $2,266,919
       2001                                                        2,236,402
       2002                                                        3,250,729
       2003                                                        7,735,216
       2004                                                        2,020,474
       Thereafter                                                 17,032,368
                                                              ---------------

                                                                 $34,542,108
                                                              ===============


     The Company incurred total interest costs of approximately $4,900,800, $4,246,600 and $1,926,200 in 1999, 1998 and 1997, respectively, of which approximately $2,255,000, $2,651,800 and $1,789,500 has been capitalized as part of construction in progress. Interest costs paid by the Company in 1999, 1998 and 1997 totaled approximately $4,781,000, $4,108,400 and
     $1,803,800, respectively.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


4. Long-Term Debt, Convertible Subordinated Notes and Deposits Under Sales Contract (Continued)

     The Company, along with its joint venture partners, has guaranteed construction loans totaling approximately $13.3 million.

     On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes of the Company and agreed to purchase up to an additional aggregate amount of $6 million of convertible subordinated notes. As of December 31, 1999 and 1998, a total of $9 million of convertible notes were issued under this facility. The Company and the purchasers have agreed that no additional notes will be issued. The notes bear interest at 7.5% per annum and are convertible into 1,200,000 shares of common stock at an exercise price of $7.50 per share. Interest on the notes is payable quarterly and all principal and unpaid interest on the notes is due March 31, 2008. The notes may be converted at the option of the holder at any time prior to the maturity date of the notes. The Company also has the right to force a conversion of the notes if the average trading price of the common stock equals or exceeds $12 per share over thirty consecutive trading days.

     During September 1999, the Company sold to its majority shareholder its Scottsdale, Arizona community under terms of a sale-manageback agreement. The terms of the agreement contain a guaranteed return which constitutes continuing involvement under SFAS No. 66, Accounting for Sales of Real Estate and, accordingly, the Company has accounted for the sale under the deposit method. Under this method, the Company continues to report the asset, depreciation and related debt in the Company's financial statements and does not recognize profit from the sale. The Company received $1.2 million in sales proceeds and the purchaser assumed $8.8 million of underlying debt. These amounts are recorded as liabilities captioned "deposits under sales contract" in the Company's balance sheet. The net book value of the asset subject to the sales contract totaled $8.9 million at December 31, 1999. Upon satisfaction of the continuing involvement criteria, the transaction will be accounted for as a sale.

     On April 20, 2000, the maturity date on approximately $1,625,000 of construction loans was extended to July 31, 2001 from November 30, 2000.


5.   Shareholders' Equity

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


Shareholders' Equity (Continued)

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

     Each share of preferred stock is convertible into 1.091 shares of common stock. The Series A preferred shares are convertible at any time at the option of the holder. The Series B preferred shares are convertible upon the occurrence of certain "Conversion Events" as defined in the Company's amended articles of incorporation.

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


6.   Stock Options

     1995 stock incentive plan
     The Company adopted a stock incentive plan (the 1995 Stock Incentive Plan), which provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. A total of 600,000 shares of common stock may be issued under the 1995 Stock Incentive Plan. As of December 31, 1999, options to purchase 587,500 shares had been granted and are outstanding pursuant to the Stock Incentive Plan.

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

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


6.   Stock Options (Continued)

     1995 stock incentive plan (continued)
     Options are exercisable over a period of time in accordance with the terms or option agreements entered into at the time of grant. Generally, options expire 10 years from date of grant and are expected to become exercisable over a five-year period. Options granted under the 1995 Stock Incentive Plan are generally nontransferable by the optionee and, unless otherwise determined by the Board of Directors, must be exercised by the optionee during the period of the optionee's employment or service with the Company or within a specified period following termination of employment or service.

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

     Options granted by shareholder
     In August 1995, the Company's founding shareholder granted options to purchase an aggregate of 170,000 shares of common stock, of which 165,000 were to certain officers of the Company. During 1999, options for 85,000 of these shares were cancelled. These options vest and become immediately exercisable, and are subject to the terms of option agreements that contain terms similar to those governing the options granted under the 1995 Stock Incentive Plan.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


6.   Stock Options (Continued)

     A summary of the Company's stock option activity and related information for the years ended December 31 are presented below:

                                           1999                      1998                     1997
                                         ------------------------  -----------------------  ------------------------
                                                      Weighted-                 Weighted-                Weighted-
                                                       average                  average                   average
                                                      exercise                  exercise                 exercise
       Options                            Shares        price       Shares       price       Shares        price
       -------                           ----------  ------------  ----------  -----------  ----------  ------------
       Outstanding-beginning of year       604,000      $   4.77     563,000      $  4.73     538,500       $  6.15

       Granted                             285,000          3.35      43,500         5.35     239,500          3.55
       Exercised                                 -             -           -            -           -             -
       Cancelled                          (216,500)         4.59      (2,500)        6.59    (215,000)         6.97
                                         ----------                ----------               ----------

       Outstanding-end of year             672,500          4.23     604,000         4.77     563,000          4.73
                                         ----------                ----------               ----------

       Weighted-average fair value
         of options granted during
         the year                                         $ 2.13                  $  3.23                   $  5.22

     The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                                                     Options Exercisable
                                                Weighted-                      --------------------------------
                                                 average         Weighted-                        Weighted-
              Range of                          remaining         average                          average
              exercise          Number         contractual       exercise          Number          exercise
               price          outstanding         life             price        exercisable         price
           ---------------  ----------------  --------------   --------------  ---------------  ---------------
           $6.00 - $8.00             85,000     5.7 years          $    6.24           85,000        $    6.24
           $2.25 - $7.50            587,500     7.9 years               3.94          305,600             4.12
                            ----------------                                   ---------------

                                    672,500                                           390,600
                            ================                                   ===============


     The total value of options granted during 1999, 1998 and 1997 was computed as approximately $605,321, $140,417 and $1,250,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table presents the Company's net loss and loss per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


6.   Stock Options (Continued)

                                                                      1999               1998               1997

       Net loss:
         As reported                                              $(8,776,376)       $(11,062,132)     $ (3,877,654)
         Pro forma                                                 (9,265,466)        (11,333,132)       (4,235,654)

       Diluted loss per common share:
         As reported                                                    (2.03)              (2.52)            (0.97)
         Pro forma                                                      (2.14)              (2.58)            (1.04)



     For purposes of the above pro forma information, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                                   1999               1998               1997

       Risk-free interest rate                                     5.63%              6.0%               6.25%
       Expected life                                             7.6 years          7.1 years          6.5 years
       Expected volatility                                          54%                50%               43.1%
       Expected dividend yield                                      0%                 0%                 0%


7.   Commitments

     Operating leases
     The Company leases twenty-two communities under noncancelable lease agreements expiring in the years 2005 through 2033. The leases are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective facility. The Company is responsible for all costs including repairs, property taxes and other direct operating costs.

     The Company leases its corporate offices under a noncancelable operating lease expiring February 2003.

     Future minimum lease payments required under these leases for the years ending December 31 are as follows:

        2000                                               $14,997,000
        2001                                                16,246,000
        2002                                                16,648,000
        2003                                                16,443,000
        2004                                                16,466,000
        Thereafter                                         116,443,000
                                                      -----------------

                                                          $197,243,000
                                                      =================

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


7.   Commitments (Continued)

     Operating leases (continued)
     Lease and rent expense for the Company totaled $14,233,400, $9,679,100 and $3,648,700 in 1999, 1998 and 1997, respectively.

     Certain operating lease agreements contain restrictive covenants. As of December 31, 1999, the Company was in compliance with the covenants for all lease agreements, except for two covenants related to the Company's Folsom, California and Regent Court Scottsdale, Arizona communities. The Company believes the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     Capital leases
     During 1996, the Company entered into a sale leaseback transaction accounting for this transaction as a financing. The total consideration for the sale was $8,300,000, which was recorded as a capital lease obligation by the Company (see Note 4). The Company has continued to operate this community pursuant to a lease agreement that expires in 2012. This lease is subject to additional rent payments based on a percentage of the increase in annual revenue of the community. The Company is also responsible for all costs including property taxes, maintenance and other direct operating costs.

     During June 1999, the Company entered into a $10.1 million arrangement with a real estate investment trust (REIT) pursuant to which the Company is constructing its Mesa, Arizona community. The sale of the land has been recorded as a capital lease (see Note 4). Upon completion, the Company will lease the community pursuant to a long-term lease arrangement. The Company generated $1.5 million of cash available for general working capital requirements as a result of the sale leaseback transaction.

     Other lease financing
     The Company entered into arrangements pursuant to which REITs specializing in health care properties agreed to provide lease financing for the construction of several of the Company's communities. As of December 31, 1999 and 1998, the Company advanced approximately $236,000 and $482,000 of reimbursable construction costs on behalf of the REITs. Upon commencement of operations at the communities, payments begin under the leases, which are accounted for as operating leases.

     Construction financing
     The Company has entered into construction loans in the aggregate of $15.9 million for the construction of four of its communities of which $10.8 million has been advanced as of December 31, 1999. The Company, along with its joint venture partners, has entered into three additional construction loans in the aggregate of $13.3 million of which $11.5 million has been advanced as of December 31, 1999. All of these loans are generally for a term of three to five years, are collateralized by the underlying construction project, and are guaranteed by the Company and the majority shareholder.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued



8.   Income Taxes

     The components of the provision for income taxes for the year ended December 31, 1999, 1998 and 1997 are as follows:

                               1999             1998             1997
       Current:
         Federal          $            -   $            -       $ (271,194)
         State                         -                -          (20,229)
                          ---------------  ---------------  ---------------

                                       -                -         (291,423)
                          ---------------  ---------------  ---------------

       Deferred:
         Federal                       -                -          257,370
         State                         -                -           46,930
                          ---------------  ---------------  ---------------

                                       -                -          304,300
                          ---------------  ---------------  ---------------

                          $            -   $            -        $  12,877
                          ===============  ===============  ===============



     Income tax expense for the year ended December 31, 1999, 1998 and 1997 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income before extraordinary loss as follows:

                                                                 1999          1998          1997

       Computed expected tax expense (benefit)                $(2,983,255)  $(3,758,507)  $(1,314,024)
       Increase (decrease) in income taxes resulting from:
         State taxes, net of federal benefit                     (365,059)     (467,000)     (151,973)
         Increase in valuation allowance                        3,167,657     4,226,514     1,513,097
         Other, net                                               180,657        (1,007)      (34,223)
                                                              ------------  ------------  ------------

           Actual income tax expense                          $         -   $         -   $    12,877
                                                              ============  ============  ============

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued



8.   Income Taxes (Continued)

     The tax effects of temporary differences that give rise to the deferred tax assets at December 31 are as follows:

                                                                     1999             1998

       Capital lease obligation                                   $ 3,410,490      $ 3,026,804
       Accrued expenses                                               297,027          193,331
       Federal and state operating loss carryforwards               4,834,449        2,940,648
       Deferred gains and development fees                          2,563,760        2,241,321
       Deposits under sales contract                                3,892,648                -
       Depreciation and amortization                               (6,883,218)      (2,939,661)
       Other                                                          792,307          277,168
                                                               ---------------  ---------------

                                                                    8,907,463        5,739,611

       Less valuation allowance                                    (8,907,463)      (5,739,611)
                                                               ---------------  ---------------

           Net deferred tax assets                                $         -      $         -
                                                               ===============  ===============

     At December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $12,800,000 and $11,532,000, respectively, which are available to offset future federal and state taxable income, if any, through the years 2012 and 2014.


9.   Related Party Transactions

     Certain executive officers of the Company fulfill similar executive functions for other companies, which are owned or controlled by the majority shareholder, and spend significant amounts of time on the business of such companies.

     Administrative services agreement
     The Company has entered into agreements with companies owned by the majority shareholder, whereby the Company will provide each of these entities executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services and other management services as required. Under the terms of the agreement, the Company is reimbursed at its cost on a monthly basis for all services provided. Such reimbursements totaled approximately $78,000, $145,000 and $408,000 in 1999, 1998 and 1997, respectively.

     Construction contracts
     During 1999, the construction of two of the Company's new communities has been performed pursuant to fixed price construction contracts with a company owned by the majority shareholder. Fees earned on a percentage of completion basis totaled approximately $526,000 in 1999.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


9.   Related Party Transactions (Continued)

     Construction contracts (continued)
     Throughout 1998 and 1997, construction of thirteen of the Company's new communities was performed pursuant to cost plus construction contracts with the related contractor. The terms of these contracts provide for, among other things, contractor's profit and overhead of 3% to 5% of the construction costs. Such fees totaled approximately $1,430,000 and $1,058,000 in 1998 and 1997, respectively.

     Guaranty fees
     In 1999, the Company paid fees totaling $65,000 to its majority shareholder for guaranteeing three of the Company's loans. $75,000 was paid in 1998 to the majority shareholder for the guarantee of two of the Company's construction loans.

     Lease arrangements
     The Company leases two assisted living communities from entities controlled by the majority shareholder. The leases, expiring in 2005, are for 10 year terms at annual base rentals of $2,757,250 and are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective community. Lease payments totaled $2,806,784, $2,798,650 and $2,776,250 in 1999, 1998 and 1997, respectively. The Company is responsible for all costs including repairs to the facilities, property taxes and other direct operating costs of the communities. The underlying mortgage lender for one of the leased communities requires that not less than 25% of the outstanding stock of the Company be owned by the current majority shareholder and that the current majority shareholder continue to control the management of the Company.

     Management fees
     For a portion of 1998 and for all of 1997, the Company managed one assisted living community from an entity controlled by the majority shareholder. The Company received a management fee equal to 5% of the gross revenues of the community which amounted to approximately $53,300 and $151,800 in 1998 and 1997, respectively. The community was sold to a REIT in 1998 and the Company entered into a lease agreement with the REIT and continues to operate the community.

     In 1999, the Company recorded $18,300 as management fee income and $128,200 as an increase in deposits under sales contract in connection with a sale manageback arrangement related to a community owned by its majority shareholder (Note 4).

     Interest paid to related party
     Interest paid to a construction company owned by the majority shareholder was $49,000 in 1999 and $25,500 in 1998.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Financial Statements, Continued


10.  Retirement Plan

     Employees of the Company participate in a salary deferral plan under the provisions of Section 401(k) of the Internal Revenue Code whereby they may defer a portion of their gross wages. The employer may make additional contributions to the Retirement Plan. Employer contributions made by the Company totaled approximately $137,100, $85,900 and $66,500 in 1999, 1998 and 1997, respectively.


11.  Contingencies

     The Company is involved in certain litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in amounts, which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.