Form 10QSB
period 2000-03-31
REGENT ASSISTED LIVING INC
filed 2000-05-15
CIK 1000693

----------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

            [__] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from ____ to ____

                         Commission file number 0-27108

                          REGENT ASSISTED LIVING, INC.
             (Exact name of registrant as specified in its charter)

                       OREGON                        93-1171049
           (State or other jurisdiction of         (IRS Employer
           incorporation or organization)          Identification No.)


121 SW Morrison St., Suite 1000
Portland, Oregon                                                           97204
(Address of principal executive offices)                              (Zip Code)

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

                                   Yes [X] No [ ]
                                       ---    ---

As of May 15, 2000, there were 4,507,600 shares of the Registrant's Common Stock, no par value, outstanding


              ----------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                    FORM 10-Q

                                 March 31, 2000


                                      INDEX


                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999. . . . . . . . . . . . . . . . . . . . . .     3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999. . . . . . . . . . . . . . .    4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999. . . . . . . . . . . . . . .    5

         Notes to Condensed Consolidated Financial Statements  . . . . . .    6


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations . . . . . . . . . . . . . . . . . . . .    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  . . .   18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   19

Item 6.  Exhibits and Reports on Form 8-K . . . .. . . . . . . . . . . . .   19


         Signatures                                                          20

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                    March 31,             December 31,
                                                                                     2000                    1999
                                                                                 (Unaudited)
                                                                                 -------------          -------------
Current assets:
    Cash and cash equivalents                                                     $ 3,748,825            $ 4,537,839
    Cash held in working capital escrow                                               249,912                404,598
    Accounts receivable, net                                                          502,640                723,081
    Prepaid expenses                                                                1,497,994                739,569
    Construction advances receivable                                                  254,571                235,706
    Land held for sale                                                              2,860,000              2,860,000
                                                                                 -------------          -------------

      Total current assets                                                          9,113,942              9,500,793

Restricted cash                                                                     3,110,492              2,916,182
Property and equipment, net                                                        46,907,772             46,900,983
Investment in and advances to joint ventures                                          888,519                383,114
Other assets                                                                        3,043,743              2,985,291
                                                                                 -------------          -------------

      Total assets                                                               $ 63,064,468           $ 62,686,363
                                                                                 =============          =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                             $ 2,298,193            $ 2,266,919
    Construction accounts payable                                                     457,696                463,136
    Accounts payable and other accrued expenses                                     5,851,606              5,343,587
                                                                                 -------------          -------------

      Total current liabilities                                                     8,607,495              8,073,642

Long-term debt                                                                     33,241,278             32,275,189
Convertible subordinated notes                                                      9,000,000              9,000,000
Deposits under sales contract                                                      10,329,882             10,194,342
Deferred gains and development fees, net                                            6,582,378              6,714,156
Other liabilities                                                                   1,381,720              1,387,250
                                                                                 -------------          -------------

      Total liabilities                                                            69,142,753             67,644,579
                                                                               ---------------         --------------

Minority interests in consolidated subsidiaries                                       319,306                352,389
                                                                                 -------------          -------------
Commitments

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
        1,666,667 shares issued and outstanding in 2000 and 1999                    9,349,841              9,349,841
    Common stock, no par value, 25,000,000 shares authorized;
        4,507,600 shares issued and outstanding in 2000 and 1999                   10,619,349             10,619,349
    Accumulated deficit                                                           (26,366,781)           (25,279,795)
                                                                                 -------------          -------------

      Total shareholders' equity                                                   (6,397,591)            (5,310,605)
                                                                                 -------------          -------------

      Total liabilities and shareholders' equity                                 $ 63,064,468           $ 62,686,363
                                                                                 =============          =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    (Unaudited)
                                                      Three Months Ended   Three Months Ended
                                                        March 31, 2000       March 31, 1999
                                                      ------------------   ------------------
Revenues:
    Rental and service                                   $15,321,394          $11,846,037
    Management fees                                          201,446               80,539
                                                         ------------         ------------

      Total revenues                                      15,522,840           11,926,576
                                                         ------------         ------------

Operating expenses:
    Residence operating expenses                          10,342,499            8,586,461
    General and administrative                             1,452,821            1,284,632
    Lease expense                                          3,441,064            3,202,598
    Depreciation and amortization                            412,255              320,809
                                                         ------------         ------------

      Total operating expenses                            15,648,639           13,394,500
                                                         ------------         ------------

      Operating loss                                        (125,799)          (1,467,924)

Interest income                                              113,879               83,590
Interest expense                                            (857,602)            (524,606)
Equity in losses of joint ventures                           (94,595)             (86,316)
Other income (loss), net                                      (5,952)              (5,739)
                                                         ------------         ------------

      Loss before minority interests                        (970,069)          (2,000,995)

Minority interests                                            33,083                    -
                                                         ------------         ------------

      Loss before income taxes                              (936,986)          (2,000,995)

Provision for income taxes                                         -                    -
                                                         ------------         ------------

      Net loss                                              (936,986)          (2,000,995)

Preferred stock dividends                                   (150,000)            (150,000)
                                                         ------------         ------------

      Net loss available to common shareholders          $(1,086,986)         $(2,150,995)
                                                         ============         ============

Basic loss per common share                                $    (.24)           $    (.46)
                                                         ============         ============

Diluted loss per common share                              $    (.24)           $    (.46)
                                                         ============         ============

Weighted average common shares outstanding - basic         4,507,600            4,633,000
                                                         ============         ============

Weighted average common shares outstanding - diluted       4,507,600            4,633,000
                                                         ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             (Unaudited)

                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 2000           March 31, 1999
                                                                            ------------------       ------------------
Cash flows from operating activities:
    Net loss                                                                     $ (936,986)            $ (2,000,995)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 412,255                  320,809
      Loss on sale of assets                                                            104                        -
      Amortization of deferred gains and development fees                          (131,778)                (117,524)
      Equity interest in joint ventures                                              94,595                   86,316
      Minority interests                                                            (33,083)                       -
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                         154,686                  284,220
        Accounts receivable                                                         273,864                  (62,762)
        Prepaid expenses                                                           (758,425)              (1,305,601)
        Other assets                                                                  5,530                 (144,409)
        Accounts payable and other accrued expenses                                 358,019                1,457,670
        Other liabilities                                                            (5,530)                 144,409
                                                                               -------------            -------------

      Net cash used in operating activities                                        (566,749)              (1,337,867)
                                                                               -------------            -------------
Cash flows from investing activities:
    Purchases of property and equipment                                          (1,044,506)              (2,758,883)
    Decrease in construction accounts payable                                        (5,440)                (255,878)
    Investment in and advances to joint venture                                           -                  (36,000)
    Deposits to replacement reserve account, net                                    (24,939)                 (25,019)
                                                                               -------------            -------------

      Net cash used in investing activities                                      (1,074,885)              (3,075,780)
                                                                               -------------            -------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                      1,110,605                1,775,412
    Payments on long-term debt                                                     (110,111)              (7,237,954)
    Construction (advances) payments                                                (18,865)                 258,236
    Payments and deposits for financing arrangements, net                           (92,047)                (151,986)
    Restricted cash for financing arrangements, net                                (169,371)                  22,918
    Deferred development fees from lease financing arrangements                      (3,131)                  (9,949)
    Proceeds from lease financing arrangements                                            -                9,626,360
    Proceeds from sales contract                                                    135,540                        -
    Preferred stock dividends                                                             -                 (150,000)
                                                                               -------------            -------------

      Net cash provided by financing activities                                     852,620                4,133,037
                                                                               -------------            -------------

      Net decrease in cash and cash equivalents                                    (789,014)                (280,610)

Cash and cash equivalents, beginning of period                                    4,537,839                4,483,048
                                                                               -------------            -------------

Cash and cash equivalents, end of period                                       $  3,748,825             $  4,202,438
                                                                               =============            =============

Supplemental disclosure of non-cash investing and financing activities during the three months ended March 31, 2000: Transfer of property and equipment with a cost of $653,423 in exchange for investment in joint venture of $600,000 and receivable from joint venture of $53,423.

    Preferred stock dividends accrued $150,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          REGENT ASSISTED LIVING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Operations and Summary of Significant Accounting Policies


The Company
-----------

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

         As of March 31, 2000, the Company operated 31 assisted living communities in nine western states. Of the 31 communities, three are owned in joint ventures and accounted for under the equity method, and four are operated under management contracts.

         As of March 31, 1999, the Company operated 26 assisted living communities in nine western states. Of the 26 communities, one is owned in a joint venture and accounted for under the equity method, and two are operated under management contracts.


Basis of Presentation
---------------------

         The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements as of March 31, 2000, and for the three month periods ended March 31, 2000 and 1999, have been prepared in conformity with accounting principles generally accepted in the United States. The financial information as of December 31, 1999, is derived from the Company's Form 10-K for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued

         the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K for the year ended December 31, 1999.

         Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000.

2.       Property and Equipment:

         Property and equipment are stated at cost and consist of the following:

                                                   March 31,      December 31,
                                                     2000             1999
                                                 ------------     ------------

         Land                                    $ 5,364,716      $ 5,364,716
         Buildings and improvements               33,445,423       33,332,546
         Furniture and equipment                   4,314,317        4,289,447
         Construction in progress                  6,821,918        6,572,177
                                                 ------------     ------------
                                                  49,946,374       49,558,886

         Less accumulated depreciation
           and amortization                       (3,038,602)      (2,657,903)
                                                 ------------     ------------

                  Property and equipment, net    $46,907,772      $46,900,983
                                                 ============     ============


         Land, buildings and certain furniture and equipment serve as collateral for long-term debt.


3.       Administrative Services Agreement:

         The Company has entered into an agreement with companies owned by the majority shareholder whereby the Company will provide executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services, and other management services as required. Under the terms of the agreement, the Company is reimbursed at its cost on a monthly basis for all services provided.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued


4.       Earnings (Loss) Per Common Share:

         Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards
         (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income
         (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $150,000 for each three month period ended March 31, 2000 and 1999.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

The Company

         The Company reported revenue of $15.5 million and a net loss of $0.9 million for the quarter ended March 31, 2000. After deducting preferred stock dividends, net loss per share available to common shareholders on a diluted basis was $0.24.

         Current Communities. The table below sets forth certain information regarding the Company's communities at March 31, 2000:

                                     Regent
                                   Operations
Community            Location      Commenced   Units(1)   Beds(2)   Interest
---------            --------      ----------  --------   -------   --------

Oregon
  Park Place         Portland        1986        112        112      Lease(3)
  Regency Park       Portland        1987        122        136      Lease
  Regent Court       Clackamas       1999         24         48      Lease
  Regent Court       Corvallis       2000         24         48      Manage(4)
  Sheldon Park       Eugene          1998        105        117      Lease

Washington
  Northshore House   Kenmore         1998         85         92      Manage(5)
  Regent Court       Kent            1999         24         48      Manage(6)
  Sterling Park      Redmond         1990        154        175      Lease

California
  Laurel Springs     Bakersfield     1998        111        124      Own
  Orchard Park       Clovis          1998        112        124      Lease
  Regent Court       Modesto         1999         24         48      Own(7)
  Summerfield House  Vacaville       1998        109        122      Own
  Sun Oak            Citrus Heights  1997         40         50      Manage
  Sunnyside Court    Fremont         1998         39         45      Lease
  Sunshine Villa     Santa Cruz      1990        106        124      Lease(8)
  The Altenheim      Oakland         2000        136        140      Manage
  The Palms          Roseville       1998         93        104      Lease
  Villa Serra        Salinas         1998        150        150      Manage
  Willow Creek       Folsom          1997         98        113      Lease

Idaho
  West Wind          Boise           1997         48         51      Own(9)
  Willow Park        Boise           1997        106        120      Lease

Nevada
  Mira Loma          Henderson       1998        113        126      Lease

New Mexico
  Sandia Springs     Rio Rancho      1998        107        120      Lease

Texas
  Hamilton House     San Antonio     1997        111        123      Lease
  Parmer Woods       Austin          1998        114        130      Lease(10)

Arizona
  Canyon Crest       Tucson          1998        116        132      Lease
  Desert Flower      Scottsdale      1999        102        108      Manage(11)
  Regent Court       Scottsdale      1998         24         44      Lease

Wyoming
  Aspen Wind         Cheyenne        1998         77         77      Lease
  Meadow Wind        Casper          1998         51         51      Lease
  Spring Wind        Laramie         1998         53         53      Lease
                                               -----      -----

                        Totals:                2,690      3,055
                                               =====      =====


As of May 15, 2000, construction had commenced on the following four communities:

                                    Scheduled
Community            Location        Opening        Units(1)   Beds(2)  Interest
---------            --------      ----------       --------   -------  --------

California
  Autumn Park        Merced        1st quarter 2001     72        83    Own(12)

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

(4) The Company owns a 40 percent interest in a joint venture which owns the Corvallis community.

(5) The Company owns a 50 percent interest in a joint venture which owns the Kenmore community.

(6) The Company owns a 10 percent interest in a joint venture which owns the Kent community.

(7) The Company owns a 55 percent co-tenancy interest in the Modesto community.

(8) The Company sold the Santa Cruz community in a prior period pursuant to a sale-leaseback transaction and is accounted for as a capital lease.

(9) The Company purchased West Wind in June 1999. Previously, this community was operated pursuant to a lease arrangement.

(10) The Company completed a sale-leaseback transaction of its Austin community in February 1999.

(11) The Company's Chairman and Chief Executive Officer purchased Desert Flower in September 1999 pursuant to a sale-manageback transaction accounted for under the deposit method.

(12) The Company owns a 75 percent interest in a joint venture which owns the Merced community.


         As of May 15, 2000, the Company has entered into an agreement to manage a 104-bed community being developed by a third party and has four additional new communities in varying stages of development. If all four communities are developed, total operations of the Company will increase by approximately 411 beds to a total of approximately 4,035 beds.

         The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. The Company currently has one site under option. There is no assurance that the Company will elect to acquire this site or that the Company will be able to develop successfully any of the sites it has acquired or will in the future acquire.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's condensed consolidated financial statements.

                                                  Percentage of Revenues
                                                 Three Months Ended March 31,
                                                     2000              1999
                                                     ----              ----

         Revenues                                    100.0%            100.0%

         Expenses:
           Residence operating expenses               66.6              72.0
           General and administrative expenses         9.4              10.8
           Lease expense                              22.2              26.8
           Depreciation and amortization               2.6               2.7
                                                     ------            ------
               Total operating expenses              100.8             112.3

               Operating loss                          (.8)            (12.3)

         Other income (expense):
           Interest income                              .7                .7
           Interest expense, net                      (5.5)             (4.4)
           Equity in losses of joint ventures          (.6)              (.7)
           Other income, net                             -               (.1)
                                                     ------            ------

               Loss before minority interests         (6.2)            (16.8)
         Minority interests                             .2                 -
                                                     ------            ------

               Loss before income taxes               (6.0)            (16.8)

         Provision for income taxes                      -                 -
                                                     ------            ------

               Net loss                               (6.0)            (16.8)

         Preferred stock dividends                    (1.0)             (1.2)
                                                     ------            ------

         Net loss available to common shareholders    (7.0)%           (18.0)%
                                                     ======            ======

Three Months Ended March 31, 2000 Compared to Three Months Ended
March 31, 1999

         Revenues. For the three month period ended March 31, 2000, revenues totaled $15.5 million compared to $11.9 million in the three month period ended March 31, 1999, an increase of $3.6 million or 30.2 percent. During the first quarter of 2000, the Company operated 31 communities comprised of seven stabilized communities, 17 newly developed communities, and seven communities operated pursuant to management contracts, three of which are owned in joint ventures and accounted for under the equity method. The Company operated 26 communities during the first quarter of 1999, comprised of five stabilized communities, 18 newly developed communities, and three communities operated pursuant to management contracts, of which one is owned in a joint venture and accounted for under the equity method. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed."

         During the three months ended March 31, 2000, rental and service revenues from "Same Residences", the twenty-two communities that the Company operated at the beginning of both periods, comprised of seven stabilized and fifteen newly developed communities, increased by $3.1 million over the three months ended March 31, 1999. Of this increase, $0.4 million was from the seven stabilized communities and $2.7 million was from the fifteen newly developed communities. Revenues from the remaining two newly developed communities in operation during the first quarter of 2000 increased by $0.4 million compared to revenue from the remaining one newly developed community in operation during the first quarter of 1999. Overall average occupancy at the Company's seven stabilized communities was 96.3 percent for the three month period ended March 31, 2000, whereas occupancy was 95.2 percent at the Company's five stabilized communities for the same period in 1999.

         Residence Operating Expenses. Residence operating expenses were $10.3 million for the three month period ended March 31, 2000, and $8.6 million for the same period in 1999, an increase of $1.7 million or 20.5 percent. Residence operating expenses from the twenty-two Same Residences increased by $1.6 million over the first quarter of 1999. Of this increase, $0.3 million was from the seven stabilized communities and $1.6 million was from the fifteen newly developed communities. Residence operating expenses for all other newly developed communities for the three month period ended March 31, 2000 include $0.4 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $0.2 million in 1999. Residence operating expenses from Same Residences totaled 66.7 percent and 70.6 percent of rental and service revenue for the three month periods ended March 31, 2000 and 1999, respectively.

         General and Administrative Expenses. General and administrative expenses were $1.5 million for the three month period ended March 31, 2000, compared to $1.3 million for the three month period ended March 31, 1999. The increase of $0.2 million is due primarily to the increase in operations related to the implementation of the Company's plan for growth.

         Lease Expense. Lease expense for the Company's leased communities was $3.4 million for the three month period ended March 31, 2000, compared to $3.2 million for the same period in 1999. The increase of $0.2 million relates primarily to the opening and sale-leaseback of three newly developed communities offset by the acquisition of a previously leased community.

         Depreciation and Amortization. Depreciation and amortization expense was $0.4 million for the three month period ended March 31, 2000, compared to $0.3 million for the three month period ended March 31, 1999.

         Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short-term securities placed with institutions with high credit ratings.

         Interest Expense. Interest expense increased for the three month period ended March 31, 2000, to $0.9 million from $0.5 million for the three month period ended March 31, 1999. Interest expense related to the operation of communities increased $0.1 million in the current period as compared to the same period in the prior year. The Company capitalized a nominal amount of interest charges during the three months ended March 31, 2000, whereas the Company capitalized $0.3 million of interest charges during the three months ended March 31, 1999.

         Equity in Losses of Joint Ventures. Equity in losses of joint ventures resulted from the operations of the Company's 50 percent owned Kenmore, Washington community; the 10 percent owned Kent, Washington community; and the 40 percent owned Corvallis, Oregon community.

         Net Income (Loss). Net operating results increased by $1.1 million during the three month period ended March 31, 2000, compared to the same period in 1999. The Company reported a loss of $0.9 million for the first quarter of 2000, whereas the Company reported a loss of $2.0 million for the first quarter of 1999. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $1.7 million, offset by increases in general and administrative expenses, lease expense, depreciation, interest expense and equity in losses of joint venture, all as discussed above.

Liquidity and Capital Resources

         At March 31, 2000, the Company had $0.5 million of working capital, compared to working capital of $1.4 million at December 31, 1999. The decrease relates primarily to a decrease in cash and cash equivalents of $0.8 million (as described below).

         Net cash used in operating activities totaled $0.6 million for the three month period ended March 31, 2000, resulting primarily from a net loss of $0.9 million, adjusted $0.3 million for non-cash items (depreciation, amortization, equity interest in joint ventures and minority interests) offset by the release of $0.2 million of cash held in working capital escrow, and an increase in net current assets of $0.2 million.

         Net cash used in investing activities totaled $1.1 million for the three month period ended March 31, 2000, consisting primarily of development and construction costs.

         Net cash provided by financing activities totaled $0.9 million during the three month period ended March 31, 2000, consisting of property and equipment financing proceeds totaling $1.1 million, and proceeds of $0.1 million from a sale-manageback arrangement with the Company's Chairman and Chief Executive Officer, offset by repayment of long-term debt of $0.1 million and an increase in restricted cash for financing arrangements of $0.2 million.

         During January 2000, the Company obtained an $8.8 million loan, the proceeds of which will be used to construct and fund initial operations at the Company's 113-bed South Ogden, Utah community. As of March 31, 2000, the Company has drawn down approximately $900,000 on this loan.

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

         During the remainder of 2000, the Company intends to utilize current working capital resources primarily for operating requirements. At March 31, 2000, the Company has capitalized costs totaling approximately $6.8 million related to communities under construction or development, encumbered by $2.7 million in outstanding debt. The Company intends to finance substantially all of the remaining cost of developing each new community through joint venture arrangements, as well as conventional financing with commercial banks and other financial institutions.

         In addition to the Company's Corvallis community that commenced operations in March 2000, the Company anticipates completing construction of the Mesa community in 2000. The Company has entered into a sale-leaseback arrangement with a REIT for this community and anticipates operations will commence during the third quarter of 2000. The Company has two additional communities under construction that are anticipated to commence operations in 2001. The Company has obtained financing necessary to complete these communities. Additionally, the Company has entered into a long-term lease for the West Covina assisted living community being constructed by an unrelated third party and expects to commence operation of this community during the fourth quarter of 2000.

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

         Certain operating lease agreements contain restrictive covenants. As of March 31, 2000, the Company was in compliance with the covenants of all lease agreements except for two covenants relating to the Company's Willow Creek assisted living community in Folsom, California and Regent Court community in Scottsdale, Arizona. The Company believes the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

         The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the development of assisted living communities and expand its business.


Forward-Looking Statements

         The information set forth in this report in the sections entitled "Overview" and "Liquidity and Capital Resources" regarding the Company's acquisition of sites for development, the Company's development, construction, financing and opening of new assisted living communities, and the Company's plans to develop, construct and operate new communities constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. The development of additional assisted living communities will involve a number of risks including, without limitation, the risk that the Company will be unable to locate suitable sites, risks relating to the inability to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations, risks that financing may not be available on satisfactory terms, environmental risks, risks that construction costs may exceed original estimates, risks that construction and lease-up may not be completed on schedule, and risks relating to the competitive environment for development. The foregoing risks could cause the Company to significantly delay or curtail its planned growth and could cause one or more of the Company's new communities to not be profitable. Additional factors that could cause results to differ materially from those projected in the forward-looking statements include, without limitation, the ability of the Company to raise additional financing upon terms acceptable to the Company, increases in the costs associated with new construction, competition, and acceptance of the Company's prototype community in new geographic markets. The Company's growth strategy is subject to the risk that occupancy rates at newly-developed communities may not be achieved or sustained at expected levels, in which case, the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will likely increase. Furthermore, the Company's growth will place increasing pressure on the Company's management controls and require the Company to locate, train, assimilate, and retain additional community managers and support staff. There is no assurance that the Company will be able to manage this growth successfully.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk


         The Company's earnings are affected by changes in interest rates as a result of its variable rate indebtedness. The Company manages this risk by obtaining fixed rate borrowings when possible. At March 31, 2000, the Company's variable rate borrowings totaled $11.8 million. If market interest rates average one percent more in 2000 than in 1999, the Company's interest expense would increase and income before taxes would decrease by $118,000. These amounts are determined by considering the impact of hypothetical interest rate on the Company's outstanding variable rate borrowings as of March 31, 2000, and does not consider changes in the actual level of borrowings which may occur subsequent to March 31, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

         A discussion of the Company's material legal proceeding appears in Item 3 of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.


Item 3.    Defaults Upon Senior Securities

         The Company elected to not pay the quarterly six percent dividend with respect to its preferred stock. The $150,000 dividend was due and payable March 31, 2000. For each quarter year the dividend is not paid, the dividend increases by one percent to a maximum rate of 12 percent or a specific prime rate plus 300 basis points.


Item 6.      Exhibits and Reports on Form 8-K.

         Exhibits:

         27       Financial Data Schedule.


         Reports on Form 8-K

         There were no reports on Form 8-K for the period ended March 31, 2000

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGENT ASSISTED LIVING, INC.





By:/s/Steven L. Gish                                        Date:  May 15, 2000
   -------------------------
     Steven L. Gish
     Chief Financial Officer