Form 10-Q
period 2000-06-30
REGENT ASSISTED LIVING INC
filed 2000-08-15
CIK 1000693

----------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

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

As of August 14, 2000, there were 4,507,600 shares of the Registrant's Common Stock, no par value, outstanding


              ----------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                    FORM 10-Q

                                  June 30, 2000

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999. . . . . .. . . .  4

         Condensed Consolidated Statements of Cash Flows for the three
         months and six months ended June 30, 2000 and 1999. . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements . . . . . . .    6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . .  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . 21


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .  22

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .  22

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  23


         Signature                                                            24

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                          ASSETS            June 30,               December 31,
                                                              2000                    1999
                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                               $ 3,102,695             $ 4,537,839
    Cash held in working capital escrow                         180,175                 404,598
    Accounts receivable, net                                    555,090                 723,081
    Prepaid expenses                                            824,168                 739,569
    Construction advances receivable                            240,908                 235,706
    Land held for sale                                        2,835,000               2,860,000
                                                         ---------------         ---------------

      Total current assets                                    7,738,036               9,500,793

Restricted cash                                               3,122,735               2,916,182
Property and equipment, net                                  49,886,825              46,900,983
Investment in and advances to joint ventures                    743,350                 383,114
Other assets                                                  3,193,964               2,985,291
                                                         ---------------         ---------------

      Total assets                                         $ 64,684,910            $ 62,686,363
                                                         ===============         ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                       $ 2,343,835             $ 2,266,919
    Construction accounts payable                               466,037                 463,136
    Accounts payable and other accrued expenses               6,058,336               5,343,587
                                                         ---------------         ---------------

      Total current liabilities                               8,868,208               8,073,642

Long-term debt                                               36,293,223              32,275,189
Convertible subordinated notes                                9,000,000               9,000,000
Deposits under sales contract                                10,356,905              10,194,342
Deferred gains and development fees, net                      6,450,600               6,714,156
Other liabilities                                             1,376,176               1,387,250
                                                         ---------------         ---------------

      Total liabilities                                      72,345,112              67,644,579
                                                         ---------------         ---------------

Minority interests in consolidated subsidiaries                 281,875                 352,389
                                                         ---------------         ---------------

Commitments

Shareholders' equity:
    Preferred stock, no par value, 5,000,000
        shares authorized; 1,666,667 shares
        issued and outstanding in 2000 and 1999               9,349,841               9,349,841
    Common stock, no par value, 25,000,000
        shares authorized; 4,507,600 shares
        issued and outstanding in 2000 and 1999              10,619,349              10,619,349
    Accumulated deficit                                     (27,911,267)            (25,279,795)
                                                         ---------------         ---------------

      Total shareholders' equity                             (7,942,077)             (5,310,605)
                                                         ---------------         ---------------

      Total liabilities and shareholders' equity           $ 64,684,910            $ 62,686,363
                                                         ===============         ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 3

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    (Unaudited)                      (Unaudited)
                                                     Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                                       June 30, 2000       June 30, 1999       June 30, 2000     June 30, 1999
Revenues:
   Rental and service                                 $ 15,744,615        $ 12,944,516        $ 31,066,009      $ 24,790,553
   Management fees                                         194,809              89,067             396,255           169,606
                                                      ------------        ------------        ------------      ------------

     Total revenues                                     15,939,424          13,033,583          31,462,264        24,960,159
                                                      ------------        ------------        ------------      ------------
Operating expenses:
   Residence operating expenses                         10,803,385           9,465,801          21,145,884        18,052,262
   General and administrative                            1,831,163           1,455,760           3,283,984         2,740,392
   Lease expense                                         3,461,380           3,388,300           6,902,444         6,590,898
   Depreciation and amortization                           414,144             401,361             826,399           722,170
                                                      ------------        ------------        ------------      ------------

     Total operating expenses                           16,510,072          14,711,222          32,158,711        28,105,722
                                                      ------------        ------------        ------------      ------------

     Operating loss                                       (570,648)         (1,677,639)           (696,447)       (3,145,563)

Interest income                                            112,315              71,706             226,194           155,296
Interest expense                                          (875,020)           (558,722)         (1,732,622)       (1,083,328)
Equity in losses of joint venture                          (73,819)            (27,027)           (168,414)         (113,343)
Other income (loss), net                                       255             457,008              (5,697)          451,269
                                                      ------------        ------------        ------------      ------------

     Loss before minority interest                      (1,406,917)         (1,734,674)         (2,376,986)       (3,735,669)

Minority interest                                           37,431              29,982              70,514            29,982
                                                      ------------        ------------        ------------      ------------

     Loss before income taxes                           (1,369,486)         (1,704,692)         (2,306,472)       (3,705,687)

Provision for income taxes                                       -                   -                   -                 -
                                                      ------------        ------------        ------------      ------------

     Net loss                                           (1,369,486)         (1,704,692)         (2,306,472)       (3,705,687)

Preferred stock dividends                                 (175,000)           (150,000)           (325,000)         (300,000)
                                                      ------------        ------------        ------------      ------------

     Net loss available to common shareholders        $ (1,544,486)       $ (1,854,692)       $ (2,631,472)     $ (4,005,687)
                                                      ============        ============        ============      ============

Basic loss per common share                           $       (.34)       $       (.40)       $       (.58)     $       (.86)
                                                      ============        ============        ============      ============

Diluted loss per common share                         $       (.34)       $       (.40)       $       (.58)     $       (.86)
                                                      ============        ============        ============      ============

Weighted average common shares outstanding - basic       4,507,600           4,633,000           4,507,600         4,633,000
                                                      ============        ============        ============      ============

Weighted average common shares outstanding - diluted     4,507,600           4,633,000           4,507,600         4,633,000
                                                      ============        ============        ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)

                                                                                Six Months Ended       Six Months Ended
                                                                                 June 30, 2000          June 30, 1999
Cash flows from operating activities:
    Net loss                                                                     $ (2,306,472)          $ (3,705,687)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   826,399                722,170
      Loss (gain) on sale of assets                                                       104               (462,112)
      Amortization of deferred gains and development fees                            (263,556)              (245,857)
      Equity interest in joint ventures                                               168,414                113,343
      Minority interests                                                              (70,514)               (29,982)
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                           224,423                126,998
        Accounts receivable                                                           221,414               (116,157)
        Prepaid expenses                                                              (84,599)              (723,269)
        Other assets                                                                   11,074                372,728
        Accounts payable and other accrued expenses                                   389,749              1,177,064
        Other liabilities                                                             (11,074)              (372,729)
                                                                                 -------------          -------------

      Net cash used in operating activities                                          (894,638)            (3,143,490)
                                                                                 -------------          -------------
Cash flows from investing activities:
    Purchases of property and equipment                                            (4,412,835)           (10,406,072)
    Increase (decrease) in construction accounts payable                                2,901               (211,882)
    Investment in and advances to joint venture                                             -                (97,000)
    Proceeds from the sale of property and equipment                                   25,000                740,309
    Deposits to replacement reserve account, net                                      (35,739)                58,989
                                                                                 -------------          -------------

      Net cash used in investing activities                                        (4,420,673)            (9,915,656)
                                                                                 -------------          -------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                        4,318,900              8,216,966
    Payments on long-term debt                                                       (223,950)            (7,300,703)
    Construction (advances) payments                                                   (5,202)               385,988
    Payments and deposits for financing arrangements, net                            (201,330)              (229,199)
    Restricted cash for financing arrangements, net                                  (170,814)              (347,653)
    Deferred development fees from lease financing arrangements                             -                243,419
    Proceeds from lease financing arrangements                                              -             11,342,114
    Proceeds from sales contract                                                      162,563                      -
    Contributions by minority interest                                                      -                138,277
    Preferred stock dividends                                                               -               (300,000)
                                                                                 -------------          -------------

      Net cash provided by financing activities                                     3,880,167             12,149,209
                                                                                 -------------          -------------

      Net decrease in cash and cash equivalents                                    (1,435,144)              (909,937)

Cash and cash equivalents, beginning of period                                      4,537,839              4,483,048
                                                                                 -------------          -------------

Cash and cash equivalents, end of period                                         $  3,102,695           $  3,573,111
                                                                                 ============           ============
Supplemental disclosure of non-cash investing and financing activities during the six months ended June 30, 2000: Transfer of property and equipment with a cost of $653,423 in exchange for investment in joint venture of $600,000 and receivable from joint venture of $53,423.

    Receivable in joint venture of $71,350 for developer fee.

    Preferred stock dividends accrued $325,000.

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

         As of June 30, 2000, the Company operated 31 assisted living communities in nine western states. Of the 31 communities, three are owned in joint ventures and accounted for under the equity method, and four are operated under management contracts.

         As of June 30, 1999, the Company operated 27 assisted living communities in nine western states including one owned in a joint venture and accounted for under the equity method and two operated under management contracts.


Basis of Presentation
---------------------

         The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999, have been prepared in conformity with accounting principles generally accepted in the United States. The financial information as of December 31, 1999, is derived from the Company's Form 10-K for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued



1.       Operations and Summary of Significant Accounting Policies (continued)

         conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K for the year ended December 31, 1999.

         Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000.

2.       Property and Equipment:

         Property and equipment are stated at cost and consist of the following:

                                                  June 30,         December 31,
                                                    2000              1999
                                                    ----              ----

         Land                                 $   5,364,716      $   5,364,716
         Buildings and improvements              33,524,320         33,332,546
         Furniture and equipment                  4,390,026          4,289,447
         Construction in progress                10,035,641          6,572,177
                                              -------------      -------------
                                                 53,314,703         49,558,886

         Less accumulated depreciation
           and amortization                      (3,427,878)       (2,657,903)
                                              -------------      -------------

                Property and equipment, net   $  49,886,825      $  46,900,983
                                              =============      =============


         Land, buildings and certain furniture and equipment serve as collateral for long-term debt.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued



3.       Earnings (Loss) Per Common Share:

         Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards
         (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income
         (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $175,000 and $325,000 for the three month and six month periods ended June 30, 2000, and $150,000 and $300,000 for the three month and six month periods ended June 30, 1999.

4.       Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) and further amended it to defer the effective date. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt the provisions of SAB 101 no later than December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company is required to adopt the provisions of FIN 44 in the third quarter of 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

The Company

    The Company reported revenue of $15.9 million and a net loss of $1.4 million for the quarter ended June 30, 2000. For the six month period ended June 30, 2000, the Company reported revenue of $31.5 million and a net loss of $2.3 million. After deducting preferred stock dividends, net loss per share available to common shareholders on a diluted basis was $.34 and $.58 for the three and six month periods, respectively.

    Current Communities. The table below sets forth certain information regarding the Company's communities at June 30, 2000:

                                      Regent
                                     Operations
Community            Location        Commenced     Units(1)  Beds(2)  Interest
---------            --------        ----------    -----     ----     --------

Oregon
  Park Place         Portland         1986          112      112      Lease
  Regency Park       Portland         1987          122      136      Lease
  Regent Court       Clackamas        1999           24       48      Lease
  Regent Court       Corvallis        2000           24       48      Manage(3)
  Sheldon Park       Eugene           1998          105      117      Lease

Washington
  Northshore House   Kenmore          1998           85       92      Manage(4)
  Regent Court       Kent             1999           24       48      Manage(5)
  Sterling Park      Redmond          1990          154      175      Lease

California
  Laurel Springs     Bakersfield      1998          111      124      Own
  Orchard Park       Clovis           1998          112      124      Lease
  Regent Court       Modesto          1999           24       48      Own(6)
  Summerfield House  Vacaville        1998          109      122      Own
  Sun Oak            Citrus Heights   1997           40       50      Manage
  Sunnyside Court    Fremont          1998           39       45      Lease
  Sunshine Villa     Santa Cruz       1990          106      124      Lease(7)
    The Altenheim    Oakland          2000          136      140      Manage
  The Palms          Roseville        1998           93      104      Lease
  Villa Serra        Salinas          1998          150      150      Manage
  Willow Creek       Folsom           1997           98      113      Lease

                                      Regent
                                     Operations
Community            Location        Commenced     Units(1)  Beds(2)  Interest
---------            --------        ----------    -----     ----     --------

Idaho
  West Wind          Boise            1997           48       51      Own(8)
  Willow Park        Boise            1997          106      120      Lease

Nevada
  Mira Loma          Henderson        1998          113      126      Lease

New Mexico
  Sandia Springs     Rio Rancho       1998          107      120      Lease

Texas
  Hamilton House     San Antonio      1997          111      123      Lease
  Parmer Woods       Austin           1998          114      130      Lease(9)

Arizona
  Canyon Crest       Tucson           1998          116      132      Lease
  Desert Flower      Scottsdale       1999          102      108      Manage(10)
  Regent Court       Scottsdale       1998           24       44      Lease

Wyoming
  Aspen Wind         Cheyenne         1998           77       77      Lease
  Meadow Wind        Casper           1998           51       51      Lease
  Spring Wind        Laramie          1998           53       53      Lease
                                                    ---      ---

            Totals:                               2,690    3,055
                                                  =====    =====



As of August 14, 2000, construction had commenced on the following five communities:

Community           Location      Scheduled Opening   Units(1) Beds(2)  Interest
---------           --------      -----------------   -----    ----     --------

California
  Regent Assisted   Merced        1st quarter 2001      72       83     Own(11)
  Living

  West Covina       West Covina   4th quarter 2000     130      142     Lease
  Gardens

Arizona
  Citrus Park       Mesa          4th quarter 2000     111      127     Lease

Community           Location       Scheduled Opening   Units(1) Beds(2) Interest
---------           --------       -----------------   -----    ----    --------

Utah
  Regent Assisted   South Ogden    1st quarter 2001     104     113     Own
  Living

  Regent Assisted   Salt Lake City 3rd quarter 2001     107     116   Manage(12)
  Living                                                ---     ---

                                                        524     581
                                                        ===     ===



(1) A "unit" is a single- or double-occupancy studio or one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The Company owns a 40 percent interest in a joint venture which owns the Corvallis community.

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

(10) The Company's Chairman and Chief Executive Officer purchased Desert Flower in September 1999 pursuant to a sale-manageback transaction accounted for under the deposit method.

(11) The Company owns a 75 percent interest in a joint venture which owns the Merced community.

(12) The Company owns a 50 percent interest in a joint venture which owns the Salt Lake City community.


    As of August 14, 2000, the Company has entered into an agreement to manage a 73-bed community being developed by a third party and has three additional new communities in varying stages of development. If all three communities are developed, total operations of the Company will increase by approximately 295 beds to a total of approximately 4,000 beds.

    The Company continues to pursue its primary strategy of developing new communities and is therefore engaged in negotiations to acquire additional sites and is pursuing joint venture opportunities with parties who control parcels of land in strategic markets. There is no assurance that the Company will be able to develop successfully any of the sites it has acquired or will in the future acquire.

Results of Operations

                  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's condensed consolidated financial statements.

                                          Percentage of Revenues        Percentage of Revenues
                                           Three Months Ended            Six Months Ended
                                                 June 30,                      June 30,
                                            2000         1999             2000         1999
                                            ----         ----             ----         ----
 Revenues                                    100.0 %      100.0 %          100.0 %      100.0 %

 Expenses:
   Residence operating expenses               67.8         72.6             67.2         72.3
   General and administrative expenses        11.5         11.2             10.4         11.0
   Lease expense                              21.7         26.0             22.0         26.4
   Depreciation and amortization               2.6          3.1              2.6          2.9
                                           --------     --------         --------     --------

 Total operating expense                     103.6        112.9            102.2        112.6
     Operating loss                           (3.6)       (12.9)            (2.2)       (12.6)

 Other income (expense):
   Interest income                             0.7          0.6              0.7          0.6
   Interest expense, net                      (5.4)        (4.2)            (5.5)        (4.3)
   Equity in losses of joint ventures         (0.5)        (0.2)            (0.5)        (0.4)
   Other income, net                             -          3.5                -          1.8
                                           --------     --------         --------     --------

     Loss before minority interests           (8.8)       (13.2)            (7.5)       (14.9)
 Minority interests                            0.2          0.2              0.2          0.1
                                           --------     --------         --------     --------

     Loss before income taxes                 (8.6)       (13.0)            (7.3)       (14.8)

 Provision for income taxes                      -            -                -            -
                                           --------     --------         --------     --------

   Net loss                                   (8.6)       (13.0)            (7.3)       (14.8)

 Preferred stock dividends                    (1.1)        (1.2)            (1.1)        (1.2)
                                           --------     --------         --------     --------

 Net loss available to common shareholders    (9.7)%      (14.2)%           (8.4)%      (16.0)%
                                           ========     ========         ========     ========

Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999

    Revenues. For the three month period ended June 30, 2000, revenues totaled $15.9 million compared to $13.0 million in the three month period ended June 30, 1999, an increase of $2.9 million or 22.3 percent. During the second quarter of 2000, the Company operated 31 communities comprised of eight stabilized communities, 16 newly developed communities, and seven communities operated pursuant to management contracts, three of which are owned in joint ventures and accounted for under the equity method. The Company operated 27 communities during the second quarter of 1999, comprised of five stabilized communities, 19 newly developed communities, and three communities operated pursuant to management contracts, of which one is owned in a joint venture and accounted for under the equity method. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed".

During the three months ended June 30, 2000, rental and service revenues from "Same Residences", the 23 communities that the Company operated at the beginning of both periods, comprised of eight stabilized and 15 newly developed communities, increased by $2.6 million over the three months ended June 30, 1999. Of this increase, $0.7 million was from the eight stabilized communities and $1.9 million was from the 15 newly developed communities. Revenues from one additional newly developed community that opened in April 1999 increased by $0.2 million during the second quarter of 2000. Overall average occupancy at the Company's eight stabilized communities was 94.7 percent for the three month period ended June 30, 2000, compared to 94.9 percent at the Company's five stabilized communities for the same period in 1999.

    Residence Operating Expenses. Residence operating expenses were $10.8 million for the three month period ended June 30, 2000, and $9.5 million for the same period in 1999, an increase of $1.3 million or 14.1 percent. Residence operating expenses from the 23 Same Residences increased by $1.4 million over the second quarter of 1999. Of this increase, $0.2 million was from the eight stabilized communities and $1.2 million was from the 15 newly developed communities. Residence operating expenses for all other newly developed communities for the three month period ended June 30, 2000, include $0.2 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $0.3 million in 1999. Residence operating expenses from Same Residences totaled 67.1 percent and 70.9 percent of rental and service revenue for the three month periods ended June 30, 2000 and 1999, respectively.

    General and Administrative Expenses. General and administrative expenses were $1.8 million for the three month period ended June 30, 2000, compared to $1.5 million for the three month period ended June 30, 1999. The increase is due to an increase in operations related to the implementation of the Company's plan for growth and a non-recurring charge of $0.2 million related to the termination of an employment contract.

    Lease Expense. Lease expense for the Company's leased communities was $3.5 million for the three month period ended June 30, 2000, compared to $3.4 million for the same period in 1999. The increase of $0.1 million relates to annual lease escalation clauses and the opening of two newly developed leased communities offset by the acquisition of a previously leased community.

    Depreciation and Amortization. Depreciation and amortization expense was $0.4 million for the three month periods ended June 30, 2000 and June 30, 1999.

    Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short-term securities placed with institutions with high credit ratings.

    Interest Expense. Interest expense increased for the three month period ended June 30, 2000, to $0.9 million from $0.6 million for the three month period ended June 30, 1999. Interest expense related to the operation of communities increased $0.1 million in the current period as compared to the same period in the prior year. The Company capitalized $0.2 million of interest charges during the three months ended June 30, 2000, whereas the Company capitalized $0.5 million of interest charges during the three months ended June 30, 1999.

    Equity in Losses of Joint Ventures. Equity in losses of joint ventures resulted from the operations of the Company's 50 percent owned Kenmore, Washington community; the 10 percent owned Kent, Washington community; and the 40 percent owned Corvallis, Oregon community.

    Other Income (Loss), Net. In the second quarter of 1999, the
Company sold a 45 percent co-tenancy interest in its Modesto, California community. The Company recognized a $0.5 million gain as a result of the sale.

    Net Income (Loss). Net operating results increased by $0.3 million during the three month period ended June 30, 2000, compared to the same period in 1999. The Company reported a loss of $1.4 million for the second quarter of 2000, whereas the Company reported a loss of $1.7 million for the second quarter of 1999. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $1.5 million, offset by increases in general and administrative expenses, lease expense, interest expense and equity in losses of joint venture, and a decrease in other income all as discussed above.

Six Months ended June 30, 2000 Compared to Six Months ended June 30, 1999

    Revenues. For the six month period ended June 30, 2000, revenues totaled $31.5 million compared to $25.0 million in the six month period ended June 30, 1999, an increase of $6.5 million or 26.0 percent. During the first six months of 2000, the Company operated 31 communities comprised of seven stabilized communities, 17 newly developed communities, and seven communities operated pursuant to management contracts, three of which are owned in joint ventures and accounted for under the equity method. The Company operated 27 communities during the first six months of 1999, comprised of five stabilized communities, 19 newly developed communities, and three communities operated pursuant to management contracts, including one owned in a joint venture and accounted for under the equity method.

    During the six months ended June 30, 2000, rental and service revenues from Same Residences, the 22 communities that the Company operated at the beginning of both periods, comprised of seven stabilized and 15 newly developed communities, increased by $5.6 million over the six months ended June 30, 1999. Of this increase, $0.8 million was from the seven stabilized communities and $4.8 million was from the 15 newly developed communities. Revenues from two additional newly developed communities, one which opened in February 1999 and the other in April 1999, increased by $0.7 million. Average occupancy at the 22 Same Residences was 82.9 percent for the six month period ended June 30, 2000, compared to 75.3 percent for the same period in 1999. Overall average occupancy at the Company's seven stabilized communities was 95.3 percent for the six month period ended June 30, 2000, compared to 95.0 percent at the Company's five stabilized communities for the same period in 1999.

    Residence Operating Expenses. Residence operating expenses were $21.1 million for the six month period ended June 30, 2000, and $18.0 million for the same period in 1999, an increase of $3.1 million or 17.1 percent. Residence operating expenses from the 22 Same Residences increased by $3.0 million over the first six months of 1999. Of this increase, $0.4 million was from the seven stabilized communities and $2.6 million was from the 15 newly developed communities. Residence operating expenses for all other newly developed communities for the six month period ended June 30, 2000 include $0.9 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $0.7 million in 1999. Residence operating expenses from Same Residences totaled
65.3 percent and 70.0 percent of rental and service revenue for the six month periods ended June 30, 2000 and 1999, respectively.

    General and Administrative Expenses. General and administrative expenses were $3.3 million for the six month period ended June 30, 2000, compared to $2.7 million for the six month period ended June 30, 1999. The increase is due primarily to the increase in operations related to the implementation of the Company's plan for growth.

    Lease Expense. Lease expense for the Company's leased communities was $6.9 million for the six month period ended June 30, 2000, compared to $6.6 million for the same period in 1999. The increase of $0.3 million relates to annual lease escalation clauses, the opening of two newly developed leased communities and the sale-leaseback of one newly developed community offset by the acquisition of a previously leased community.

    Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for the six month period ended June 30, 2000, compared to $0.7 million for the six month period ended June 30, 1999. The increase relates primarily to the opening of newly developed communities.

    Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short-term securities placed with institutions with high credit ratings.

    Interest Expense. Interest expense increased for the six month period ended June 30, 2000, to $1.7 million from $1.1 million for the six month period ended June 30, 1999. Interest expense related to the operation of communities increased $0.2 million in the current period as compared to the same period in the prior year. The Company capitalized $0.3 million of interest charges during the six months ended June 30, 2000, whereas the Company capitalized $0.9 million of interest charges during the six months ended June 30, 1999.

    Equity in Losses of Joint Ventures. Equity in losses of joint ventures resulted from the operations of the Company's 50 percent owned Kenmore, Washington community; the 10 percent owned Kent, Washington community; and the 40 percent owned Corvallis, Oregon community.

    Net Income (Loss). Net operating results increased by $1.4 million during the six month period ended June 30, 2000, compared to the same period in 1999. The Company reported a loss of $2.3 million for the six month period ended June 30, 2000, whereas the Company reported a loss of $3.7 million for the six month period ended June 30, 1999. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $3.2 million, offset by increases in general and administrative expenses, lease expense, depreciation, interest expense and equity in losses of joint venture, all as discussed above.


Liquidity and Capital Resources

    At June 30, 2000, the Company had a $1.1 million working capital deficit, compared to working capital of $1.4 million at December 31, 1999. The decrease relates primarily to a decrease in cash and cash equivalents of $1.4 million (as described below) and an increase in net current liabilities of $0.9 million.

    Net cash used in operating activities totaled $0.9 million for the six month period ended June 30, 2000, resulting primarily from a net loss of $2.3 million, adjusted $0.7 million for non-cash items (depreciation, amortization, equity interest in joint ventures and minority interests), and an increase in net current liabilities of $0.9 million offset by an increase in dividends payable of $0.3 million, and the release of $0.2 million of cash held in working capital escrow.

    Net cash used in investing activities totaled $4.4 million for the six month period ended June 30, 2000, consisting primarily of development and construction costs.

    Net cash provided by financing activities totaled $3.9 million during the six month period ended June 30, 2000, consisting of property and equipment financing proceeds totaling $4.3 million, and proceeds of $0.2 million from a sale-manageback arrangement with the Company's Chairman and Chief Executive Officer, offset by repayment of long-term debt of $0.2 million, an increase in restricted cash for financing arrangements of $0.2 million and a net increase in payments and deposits for financing arrangements of $0.2 million.

    During January 2000, the Company obtained an $8.8 million loan, the proceeds of which will be used to construct and fund initial operations at the Company's 113-bed South Ogden, Utah community. As of June 30, 2000, the Company has drawn down approximately $1.7 million on this loan.

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

    At June 30, 2000, the Company has capitalized costs totaling approximately $10.0 million related to communities under construction or development, encumbered by $5.9 million in outstanding debt. The Company intends to finance substantially all of the remaining cost of developing each new community through joint venture arrangements, as well as conventional financing with commercial banks and other financial institutions.

    The Company anticipates completing construction and commencing operations at the Mesa community in the fourth quarter of 2000. The total project cost, including the estimated initial operating deficit, is being financed through a lease arrangement with a REIT. The Company has two additional communities under construction that are anticipated to commence operations in 2001. The Company has obtained financing necessary to complete these communities. Additionally, the Company has entered into a long-term lease for the West Covina assisted living community being constructed by an unrelated third party and expects to commence operation at this community during the fourth quarter of 2000.

    During the remainder of 2000, the Company expects to meet its working capital requirements through cash generated from operating results, debt refinancing and restructuring, and possibly through issuing additional equity and/or debt instruments. The Company plans to achieve improved operating performance primarily through increased resident census.

    The Company anticipates capital expenditures for 2000 will include additional architectural fees and other development and construction costs related to at least three assisted living communities. During 2000, the Company anticipates commencing construction on at least one of these communities. The total cost to develop and construct the three communities, including the estimated initial operating deficits, will likely be between $25.0 million to $28.0 million. A nominal portion of these costs will be incurred during 2000.

    The Company is currently discussing with commercial banks and other financing sources the terms of potential financing with which the Company will construct new communities currently under development. Each of the pending financing transactions is subject to a number of conditions, including the negotiation and execution of definitive documents and the satisfactory completion of due diligence on the related properties, and there is no assurance that any of these financing transactions will be completed on the terms proposed, or at all. Provided that the Company can obtain financing upon acceptable terms, the Company estimates that it has the necessary equity capital invested in one of these three communities in order to complete construction and to fund the initial operating deficits. Additional equity capital will be required prior to commencing construction on the remaining two communities.

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

    Certain operating lease agreements contain restrictive covenants. As of June 30, 2000, the Company was in compliance with the covenants of all lease agreements except at least one covenant relating to five of the Company's communities. The Company has entered into an agreement to purchase two of the communities and is currently negotiating the terms of the financing necessary to complete the transactions. There is no certainty that financing will ultimately be available upon acceptable terms. The Company believes the ultimate resolution of this matter for each of the five leases will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

    The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the development of assisted living communities and expand its business.

Subsequent Events

    In July, 2000, the Company obtained an $8.0 million loan, the proceeds of which will be used to construct and fund initial operations at the Company's 116-bed Salt Lake City, Utah community.

    On August 1, 2000, the Company completed an $8.8 million permanent financing transaction for its Vacaville, California community. As a result of the transaction, the Company repaid construction debt in the amount of $7.5 million and generated approximately $1.1 million of cash available for general working capital requirements.

Forward-Looking Statements

    The information set forth in this report in the sections entitled
"Overview" and "Liquidity and Capital Resources" regarding the Company's acquisition of sites for development, the Company's development, construction, financing and opening of new assisted living communities, the Company's plans to develop, construct and operate new communities, and the Company's ability to generate sufficient working capital to meet its operating needs constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section.

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

    The Company's ability to generate working capital sufficient to meet its operating needs is subject to a number of risks. One such risk is the ability of the Company to increase resident census and generate additional revenue. This can be negatively impacted by increased competition and regulation, instability in community staffing, and the effectiveness of the Company's marketing and care programs. Additional risks include whether the Company can successfully negotiate changes to current obligations to improve their terms, replace maturing obligations with more favorable terms, and restructure other obligations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

    The Company's earnings are affected by changes in interest rates as a result of its variable rate indebtedness. The Company manages this risk by obtaining fixed rate borrowings when possible. At June 30, 2000, the Company's variable rate borrowings totaled $11.7 million. If market interest rates average one percent more in 2000 than in 1999, the Company's interest expense would increase and income before taxes would decrease by $117,000. These amounts are determined by considering the impact of hypothetical interest rate on the Company's outstanding variable rate borrowings as of June 30, 2000, and does not consider changes in the actual level of borrowings which may occur subsequent to June 30, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

    A discussion of the Company's material legal proceeding appears in Item 3 of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.


Item 3.    Defaults Upon Senior Securities

    The Company has not paid the first and second quarterly dividends which were accrued with respect to its preferred stock. A total of $325,000 was in arrears at June 30, 2000. The first quarter dividend rate was 6 percent. For each subsequent quarter in which the dividend is not paid, the dividend rate increases by one percent to a maximum of 12 percent or a specific prime rate plus 300 basis points.


Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its 2000 annual meeting of shareholders at 11:00 a.m., PDT, on May 23, 2000, on the 31st Floor of the U.S. Bancorp Tower, 111 S.W. Fifth Avenue, Portland, Oregon.

    The only matters submitted to a vote of the shareholders were the election of two directors and to increase the number of shares of the Company's Common Stock that may be issued pursuant to the Company's 1995 Stock Incentive Plan from 600,000 to 800,000. Proxies were solicited pursuant to Regulation 14A of the Exchange Act.

    The following persons were elected by the following vote as directors for the stated terms:
                                         Votes Against
                              Votes For    or Withheld   Abstentions  Non-Votes
                              ---------  -------------   -----------  ---------
   Class I (three year term):

      Dana J. O'Brien          3,296,451          0        103,000        0
      Steven L. Gish           3,296,451          0        103,000        0

The proposal to increase the number of shares of the Company's Common Stock that may be issued pursuant to the Company's 1995 Stock Incentive Plan from 600,000 to 800,000 was approved by the following vote:
                                         Votes Against
                              Votes For    or Withheld   Abstentions  Non-Votes
                              ---------  -------------   -----------  ---------
                              3,236,618     162,833              0        0

Item 6.      Exhibits and Reports on Form 8-K.

         Exhibits:

         27       Financial Data Schedule.


         Reports on Form 8-K

         There were no reports on Form 8-K for the period ended June 30, 2000

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGENT ASSISTED LIVING, INC.





By:/s/ Steven L. Gish
   -------------------------------------------            Date:  August 14, 2000
       Steven L. Gish
       Chief Financial Officer