Form 10-Q
period 2000-09-30
REGENT ASSISTED LIVING INC
filed 2000-11-14
CIK 1000693

----------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000

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

As of November 14, 2000, there were 4,507,600 shares of the Registrant's Common Stock, no par value, outstanding


              ----------------------------------------------------

                          REGENT ASSISTED LIVING, INC.

                                    FORM 10-Q

                               September 30, 2000

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Operations for the three
         months and nine months ended September 30, 2000 and 1999. . . . . .   4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999. . . . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements. . . . . . . .   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . .  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . .  21


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .  22

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  22


         Signature                                                            23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                   September 30,           December 31,
                                                                                      2000                    1999
                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $  2,888,427            $ 4,537,839
    Cash held in working capital escrow                                                 327,653                404,598
    Accounts receivable, net                                                            610,268                723,081
    Prepaid expenses                                                                  1,325,559                739,569
    Construction advances receivable                                                    250,838                235,706
    Land held for sale                                                                4,860,000              2,860,000
                                                                                ----------------         --------------

      Total current assets                                                           10,262,745              9,500,793

Restricted cash                                                                       3,190,039              2,916,182
Property and equipment, net                                                          49,809,058             46,900,983
Investment in and advances to joint ventures                                            667,204                383,114
Other assets                                                                          3,347,351              2,985,291
                                                                                ----------------         --------------

      Total assets                                                                 $ 67,276,397           $ 62,686,363
                                                                                ================         ==============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                              $  3,963,811            $ 2,266,919
    Construction accounts payable                                                       498,852                463,136
    Accounts payable and other accrued expenses                                       6,935,757              5,343,587
                                                                                ----------------         --------------

      Total current liabilities                                                      11,398,420              8,073,642

Long-term debt                                                                       38,578,427             32,275,189
Convertible subordinated notes                                                        9,000,000              9,000,000
Deposits under sales contract                                                        10,346,567             10,194,342
Deferred gains and development fees, net                                              6,318,822              6,714,156
Other liabilities                                                                     1,428,553              1,387,250
                                                                                ----------------         --------------

      Total liabilities                                                              77,070,789             67,644,579
                                                                                ----------------         --------------

Minority interests in consolidated subsidiaries                                         266,183                352,389
                                                                                ----------------         --------------

Commitments

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized; 1,666,667 shares
        issued and outstanding in 2000 and 1999                                       9,349,841              9,349,841
    Common stock, no par value, 25,000,000 shares authorized; 4,507,600 shares
        issued and outstanding in 2000 and 1999                                      10,619,349             10,619,349
    Accumulated deficit                                                             (30,029,765)           (25,279,795)
                                                                                ----------------         --------------

      Total shareholders' equity                                                    (10,060,575)            (5,310,605)
                                                                                ----------------         --------------

      Total liabilities and shareholders' equity                                   $ 67,276,397           $ 62,686,363
                                                                                ================         ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (Unaudited)                           (Unaudited)
                                                   Three Months Ended Three Months Ended Nine Months Ended  Nine Months Ended
                                                   September 30, 2000 September 30, 1999 September 30, 2000 September 30, 1999
Revenues:
   Rental and service                                $  16,501,524      $  14,095,095       $  47,567,533     $   38,885,648
   Management fees                                         168,266            113,684             564,521            283,290
                                                   ----------------   ----------------   -----------------  -----------------

     Total revenues                                     16,669,790         14,208,779          48,132,054         39,168,938
                                                   ----------------   ----------------   -----------------  -----------------

Operating expenses:
   Residence operating expenses                         11,520,298         10,249,489          32,666,182         28,301,751
   General and administrative                            2,126,141          1,358,490           5,410,125          4,098,882
   Lease expense                                         3,455,777          3,403,353          10,358,221          9,994,251
   Depreciation and amortization                           432,258            394,085           1,258,657          1,116,255
                                                   ----------------   ----------------   -----------------  -----------------

     Total operating expenses                           17,534,474         15,405,417          49,693,185         43,511,139
                                                   ----------------   ----------------   -----------------  -----------------

     Operating loss                                       (864,684)        (1,196,638)         (1,561,131)        (4,342,201)

Interest income                                            116,384             58,289             342,578            213,585
Interest expense                                        (1,130,400)          (771,866)         (2,863,022)        (1,855,194)
Equity in losses of joint ventures                         (76,146)           (80,555)           (244,560)          (193,898)
Other income (loss), net                                    20,656             (6,140)             14,959            445,129
                                                   ----------------   ----------------   -----------------  -----------------

     Loss before minority interests                     (1,934,190)        (1,996,910)         (4,311,176)        (5,732,579)

Minority interests                                          15,692             12,497              86,206             42,479
                                                   ----------------   ----------------   -----------------  -----------------

     Loss before income taxes                           (1,918,498)        (1,984,413)         (4,224,970)        (5,690,100)

Provision for income taxes                                       -                  -                   -                  -
                                                   ----------------   ----------------   -----------------  -----------------

     Net loss                                           (1,918,498)        (1,984,413)         (4,224,970)        (5,690,100)

Preferred stock dividends                                 (200,000)          (150,000)           (525,000)          (450,000)
                                                   ----------------   ----------------   -----------------  -----------------

     Net loss available to common shareholders       $  (2,118,498)     $  (2,134,413)      $  (4,749,970)    $   (6,140,100)
                                                   ================   ================   =================  =================

Basic loss per common share                             $     (.47)        $     (.46)        $     (1.05)       $     (1.33)
                                                   ================   ================   =================  =================

Diluted loss per common share                           $     (.47)        $     (.46)        $     (1.05)       $     (1.33)
                                                   ================   ================   =================  =================

Weighted average common shares outstanding - basic       4,507,600          4,633,000           4,507,600          4,633,000
                                                   ================   ================   =================  =================

Weighted average common shares outstanding - diluted     4,507,600          4,633,000           4,507,600          4,633,000
                                                   ================   ================   =================  =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT ASSISTED LIVING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           (Unaudited)
                                                                               Nine Months Ended    Nine Months Ended
                                                                              September 30, 2000    September 30, 1999
Cash flows from operating activities:
    Net loss                                                                  $   (4,224,970)          $    (5,690,100)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                1,258,657                 1,116,255
      Loss (gain) on sale of assets                                                      104                  (462,112)
      Adjustment on land held for sale to fair value                                 632,620                         -
      Amortization of deferred gains and development fees                           (395,334)                 (378,122)
      Equity interest in joint ventures                                              244,560                   193,898
      Minority interests                                                             (86,206)                  (42,479)
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                           76,945                   781,820
        Accounts receivable                                                          166,236                   (63,052)
        Prepaid expenses                                                            (585,990)               (1,182,823)
        Other assets                                                                 (41,303)                  260,642
        Accounts payable and other accrued expenses                                1,067,170                 1,633,422
        Other liabilities                                                             41,303                  (260,642)
                                                                            -----------------       -------------------

      Net cash used in operating activities                                       (1,846,208)               (4,093,293)
                                                                            -----------------       -------------------
Cash flows from investing activities:
    Purchases of property and equipment                                           (7,467,580)              (11,902,040)
    Increase (decrease) in construction accounts payable                              35,716                   (69,974)
    Investment in and advances to joint venture                                            -                   (67,000)
    Proceeds from the sale of property and equipment                                 100,000                   740,309
    Deposits to replacement reserve account, net                                     (60,817)                   34,244
                                                                            -----------------       -------------------

      Net cash used in investing activities                                       (7,392,681)              (11,264,461)
                                                                            -----------------       -------------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                      15,885,994                19,401,685
    Payments on long-term debt                                                    (7,885,864)              (14,587,818)
    Construction (advances) payments                                                 (15,132)                  373,788
    Payments and deposits for financing arrangements, net                           (334,706)                 (458,143)
    Restricted cash for financing arrangements, net                                 (213,040)                 (383,812)
    Deferred development fees from lease financing arrangements                            -                   243,419
    Proceeds from lease financing arrangements                                             -                10,766,814
    Proceeds from sales contract                                                     152,225                 1,214,325
    Contributions by minority interest                                                     -                   138,277
    Preferred stock dividends                                                              -                  (450,000)
                                                                            -----------------       -------------------

      Net cash provided by financing activities                                    7,589,477                16,258,535
                                                                            -----------------       -------------------

      Net (decrease) increase in cash and cash equivalents                        (1,649,412)                  900,781

Cash and cash equivalents, beginning of period                                     4,537,839                 4,483,048
                                                                            -----------------       -------------------

Cash and cash equivalents, end of period                                      $    2,888,427           $     5,383,829
                                                                            =================       ===================

Supplemental disclosure of non-cash investing and financing activities during the nine months ended September 30, 2000: Transfer of property and equipment with a cost of $653,423 in exchange for investment in joint venture of $600,000 and receivable from joint venture of $53,423.

    Receivable in joint venture of $71,350 for developer fee.

    Preferred stock dividends accrued $525,000.

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

         As of September 30, 2000, the Company operated 30 assisted living communities in nine western states. Of the 30 communities, three are owned in joint ventures and accounted for under the equity method, and three are operated under management contracts.

         As of September 30, 1999, the Company operated 29 assisted living communities in nine western states including two owned in joint ventures and accounted for under the equity method and three operated under management contracts.


Basis of Presentation
---------------------

         The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements as of September 30, 2000, and for the three month and nine month periods ended September 30, 2000 and 1999, have been prepared in conformity with accounting principles generally accepted in the United States. The financial information as of December 31, 1999, is derived from the Company's Form 10-K for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued



1.       Operations and Summary of Significant Accounting Policies (continued)

         presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K for the year ended December 31, 1999.

         Operating results for the three month and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2000.

2.       Property and Equipment

         Property and equipment are stated at cost and consist of the following:

                                              September 30,      December 31,
                                                   2000              1999
                                                   ----              ----

         Land                                $   5,364,716      $  5,364,716
         Buildings and improvements             33,714,769        33,332,546
         Furniture and equipment                 4,531,652         4,289,447
         Construction in progress               10,025,691         6,572,177
                                              -------------     -------------
                                                53,636,828        49,558,886

         Less accumulated depreciation
           and amortization                     (3,827,770)       (2,657,903)
                                              -------------     -------------

                Property and equipment, net   $ 49,809,058      $ 46,900,983
                                              =============     =============


         Land, buildings and certain furniture and equipment serve as collateral for long-term debt.

                          REGENT ASSISTED LIVING, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, Continued



3.       Earnings (Loss) Per Common Share

         Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards
         (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated using income
         (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted average number of common shares and dilutive common shares outstanding for the period. Basic and diluted earnings (loss) per common share includes a deduction of preferred stock dividends declared, which totaled $200,000 and $525,000 for the three month and nine month periods ended September 30, 2000, and $150,000 and $450,000 for the three month and nine month periods ended September 30, 1999.

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

         The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

         The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133 for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000. If SFAS No. 133 is adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company's financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company

         The Company reported revenue of $16.7 million and a net loss of $1.9 million for the quarter ended September 30, 2000. For the nine month period ended September 30, 2000, the Company reported revenue of $48.1 million and a net loss of $4.2 million. After deducting preferred stock dividends, net loss per share available to common shareholders on a diluted basis was $.47 and $1.05 for the three and nine month periods, respectively.

         Current Communities. The table below sets forth certain information regarding the Company's communities at September 30, 2000:

                                  Regent
                                  Operations
Community            Location     Commenced    Units(1)  Beds(2)  Interest
---------            -----------  ----------   --------  -------  --------

Oregon
  Park Place         Portland     1986           112       112      Lease
  Regency Park       Portland     1987           122       136      Lease
  Regent Court       Clackamas    1999            24        48      Lease
  Regent Court       Corvallis    2000            24        48      Manage(3)
  Sheldon Park       Eugene       1998           104       116      Lease

Washington
  Northshore House   Kenmore      1998            85        92      Manage(4)
  Regent Court       Kent         1999            24        48      Manage(5)
  Sterling Park      Redmond      1990           154       175      Lease

California
  Laurel Springs     Bakersfield  1998           111       124      Own
  Orchard Park       Clovis       1998           112       124      Lease
  Regent Court       Modesto      1999            24        48      Own(6)
  Summerfield House  Vacaville    1998           109       122      Own
  Sunnyside Court    Fremont      1998            39        45      Lease
  Sunshine Villa     Santa Cruz   1990           106       124      Lease(7)
  The Altenheim      Oakland      2000           136       140      Manage
  The Palms          Roseville    1998            93       104      Lease
  Villa Serra        Salinas      1998           150       150      Manage
  Willow Creek       Folsom       1997            98       113      Lease

                                  Regent
                                  Operations
Community            Location     Commenced    Units(1)  Beds(2)  Interest
---------            -----------  ----------   --------  -------  --------

Idaho
  West Wind          Boise        1997            48        51      Own(8)
  Willow Park        Boise        1997           106       120      Lease

Nevada
  Mira Loma          Henderson    1998           113       126      Lease

New Mexico
  Sandia Springs     Rio Rancho   1998           107       120      Lease

Texas
  Hamilton House     San Antonio  1997           111       123      Lease
  Parmer Woods       Austin       1998           114       130      Lease(9)

Arizona
  Canyon Crest       Tucson       1998           115       131      Lease
  Desert Flower      Scottsdale   1999           102       108      Manage(10)
  Regent Court       Scottsdale   1998            24        44      Lease

Wyoming
  Aspen Wind         Cheyenne     1998            77        77      Lease
  Meadow Wind        Casper       1998            51        51      Lease
  Spring Wind        Laramie      1998            52        52      Lease
                                               -----     -----

                        Totals:                2,647     3,002
                                               =====     =====


As of November 14, 2000, construction had commenced on the following six communities:

Community            Location        Scheduled Opening Units(1) Beds(2) Interest
---------            --------        ----------------- -----    ----    --------

California
  Regent Assisted    Merced          1st quarter 2001    72       83    Own(11)
  Living

  Regent Assisted    West Covina     1st quarter 2001   130      144    Lease
  Living

  Regent Assisted    Elk Grove       4th quarter 2001    84       94    Own
  Living

Community            Location        Scheduled Opening Units(1) Beds(2) Interest
---------            --------        ----------------- -----    ----    --------

Arizona
  Citrus Park        Mesa            4th quarter 2000   111      127    Lease

Utah
  Regent Assisted    South Ogden     1st quarter 2001   104      113    Own
  Living

  Regent Assisted    Salt Lake City  3rd quarter 2001   107      116  Manage(12)
                                                        ---      ---
  Living
                                                        608      677
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


         As of November 14, 2000, the Company has entered into an agreement to manage a 73-bed community being developed by a third party and has no additional new communities in development.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's condensed consolidated financial statements.

                                              Percentage of Revenues           Percentage of Revenues
                                              Three Months Ended                Nine Months Ended
                                                 September 30,                    September 30,
                                               2000         1999                2000         1999
                                               ----         ----                ----         ----

Revenues                                         100.0 %      100.0 %             100.0 %      100.0 %

Expenses:
  Residence operating expenses                    69.1         72.1                67.9         72.3
  General and administrative expenses             12.8          9.6                11.2         10.5
  Lease expense                                   20.7         24.0                21.5         25.5
  Depreciation and amortization                    2.6          2.8                 2.6          2.8
                                            -----------   ----------         -----------  -----------

Total operating expense                          105.2        108.5               103.2        111.1

    Operating loss                                (5.2)        (8.5)               (3.2)       (11.1)

Other income (expense):
  Interest income                                  0.7          0.4                 0.7          0.5
  Interest expense, net                           (6.7)        (5.4)               (6.0)        (4.7)
  Equity in losses of joint ventures              (0.5)        (0.6)               (0.5)        (0.5)
  Other income, net                                0.1            -                   -          1.1
                                            -----------   ----------         -----------  -----------

    Loss before minority interests               (11.6)       (14.1)               (9.0)       (14.7)

Minority interests                                 0.1          0.1                 0.2          0.1
                                            -----------   ----------         -----------  -----------

    Loss before income taxes                     (11.5)       (14.0)               (8.8)       (14.6)

Provision for income taxes                           -            -                   -            -
                                            -----------   ----------         -----------  -----------

  Net loss                                       (11.5)       (14.0)               (8.8)       (14.6)

Preferred stock dividends                         (1.2)        (1.0)               (1.1)        (1.1)
                                            -----------   ----------         -----------  -----------

Net loss available to common shareholders        (12.7)%      (15.0)%              (9.9)%      (15.7)%
                                            ===========   ==========         ===========  ===========

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenues. For the three month period ended September 30, 2000, revenues totaled $16.7 million compared to $14.2 million in the three month period ended September 30, 1999, an increase of $2.5 million or 17.3 percent. During the third quarter of 2000, the Company operated 31 communities comprised of eight stabilized communities, 16 newly developed communities, and seven communities operated pursuant to management contracts, three of which are owned in joint ventures and accounted for under the equity method. The Company operated 29 communities during the third quarter of 1999, comprised of six stabilized communities, 19 newly developed communities, and four communities operated pursuant to management contracts, of which two are owned in joint ventures and accounted for under the equity method. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed".

         During the three months ended September 30, 2000, rental and service revenues from "Same Residences", the 24 communities that the Company operated at the beginning of both periods, comprised of eight stabilized and 16 newly developed communities, increased by $2.4 million over the three months ended September 30, 1999. Of this increase, $0.5 million was from the eight stabilized communities and $1.9 million was from the 16 newly developed communities. Overall average occupancy at the Company's eight stabilized communities was 94.5 percent for the three month period ended September 30, 2000, compared to 95.6 percent at the Company's six stabilized communities for the same period in 1999.

         Residence Operating Expenses. Residence operating expenses were $11.5 million for the three month period ended September 30, 2000, and $10.2 million for the same period in 1999, an increase of $1.3 million or 12.4 percent. Residence operating expenses from the 24 Same Residences increased by $1.3 million over the third quarter of 1999. Of this increase, $0.3 million was from the eight stabilized communities and $1.0 million was from the 16 newly developed communities. Residence operating expenses for all other newly developed communities for the three month period ended September 30, 2000, include $0.1 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $0.2 million in 1999. Residence operating expenses from Same Residences totaled 69.0 percent and 71.5 percent of rental and service revenue for the three month periods ended September 30, 2000 and 1999, respectively.

         General and Administrative Expenses. General and administrative expenses were $2.1 million for the three month period ended September 30, 2000, compared to $1.4 million for the three month period ended September 30, 1999. Development-related costs incurred in connection with asset write-downs (land held for sale) and abandoned projects totaled $0.7 million compared to $0.1 million in 1999. Other general and administrative expenses increased by $0.2 million from 1999 to 2000, primarily related to the growth of the Company.

         Lease Expense. Lease expense for the Company's leased communities was $3.5 million for the three month period ended September 30, 2000, compared to $3.4 million for the same period in 1999. The increase of $0.1 million relates primarily to annual lease escalation clauses and the commencement of an additional lease.

         Depreciation and Amortization. Depreciation and amortization expense was $0.4 million for the three month periods ended September 30, 2000 and September 30, 1999.

         Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short-term securities placed with institutions with high credit ratings.

         Interest Expense. Interest expense increased for the three month period ended September 30, 2000, to $1.1 million from $0.8 million for the three month period ended September 30, 1999. Interest expense related to the operation of communities increased a nominal amount in the current period as compared to the same period in the prior year. The Company capitalized a nominal amount of interest during the three months ended September 30, 2000, whereas the Company capitalized $0.1 million of interest charges during the three months ended September 30, 1999. Additionally, during the current period, the Company expensed $0.2 million of interest incurred in conjunction with land held for sale.

         Equity in Losses of Joint Ventures. Equity in losses of joint ventures resulted from the operations of the Company's 50 percent owned Kenmore, Washington community; the 10 percent owned Kent, Washington community; and the 40 percent owned Corvallis, Oregon community.

         Net Loss. Net operating results increased by $0.1 million during the three month period ended September 30, 2000, compared to the same period in 1999. The Company reported a loss of $1.9 million for the third quarter of 2000, whereas the Company reported a loss of $2.0 million for the third quarter of 1999. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $1.1 million, offset by increases in general and administrative expenses, lease expense, interest expense and equity in losses of joint ventures, all as discussed above.


         Nine Months ended September 30, 2000 Compared to Nine Months ended September 30, 1999

         Revenues. For the nine month period ended September 30, 2000, revenues totaled $48.1 million compared to $39.2 million in the nine month period ended September 30, 1999, an increase of $8.9 million or 22.9 percent. During the first nine months of 2000, the Company operated 31 communities comprised of seven stabilized communities, 17 newly developed communities, and seven communities operated pursuant to management contracts, three of which are owned in joint ventures and accounted for under the equity method. The Company operated 29 communities during the first nine months of 1999, comprised of five stabilized communities, 20 newly developed communities, and four communities operated pursuant to management contracts, including two owned in joint ventures and accounted for under the equity method.

         During the nine months ended September 30, 2000, rental and service revenues from Same Residences, the 22 communities that the Company operated at the beginning of both periods, comprised of seven stabilized and 15 newly developed communities, increased by $7.7 million over the nine months ended September 30, 1999. Of this increase, $1.1 million was from the seven stabilized communities and $6.6 million was from the 15 newly developed communities. Revenues from two additional newly developed communities, one which opened in February 1999 and the other in April 1999, increased by $0.9 million. Average occupancy at the 22 Same Residences was 83.4 percent for the nine month period ended September 30, 2000, compared to 78.1 percent for the same period in 1999. Overall average occupancy at the Company's seven stabilized communities was 94.9 percent for the nine month period ended September 30, 2000, compared to 95.1 percent at the Company's five stabilized communities for the same period in 1999.

         Residence Operating Expenses. Residence operating expenses were $32.7 million for the nine month period ended September 30, 2000, and $28.3 million for the same period in 1999, an increase of $4.4 million or 15.4 percent. Residence operating expenses from the 22 Same Residences increased by $4.2 million over the first nine months of 1999. Of this increase, $0.6 million was from the seven stabilized communities and $3.6 million was from the 15 newly developed communities. Residence operating expenses for all other newly developed communities for the nine month period ended September 30, 2000, include $1.5 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $1.3 million in 1999. Residence operating expenses from Same Residences totaled 67.8 percent and 70.5 percent of rental and service revenue for the nine month periods ended September 30, 2000 and 1999, respectively.

         General and Administrative Expenses. General and administrative expenses were $5.4 million for the nine month period ended September 30, 2000, compared to $4.1 million for the nine month period ended September 30, 1999. Development-related costs incurred in connection with asset write-downs (land held for sale) and abandoned projects totaled $0.7 million compared to $0.3 million for the nine month periods ended September 30, 2000 and 1999, respectively. Other general and administrative expenses increased by $0.9 million primarily due to the growth of the Company.

         Lease Expense. Lease expense for the Company's leased communities was $10.4 million for the nine month period ended September 30, 2000, compared to $10.0 million for the same period in 1999. The increase of $0.4 million relates to annual lease escalation clauses, the opening of two newly developed leased communities and the sale-leaseback of one newly developed community offset by the acquisition of a previously leased community.

         Depreciation and Amortization. Depreciation and amortization expense was $1.3 million for the nine month period ended September 30, 2000, compared to $1.1 million for the nine month period ended September 30, 1999. The increase relates primarily to purchases of property and equipment to support existing operations.

         Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high quality, short-term securities placed with institutions with high credit ratings.

         Interest Expense. Interest expense increased for the nine month period ended September 30, 2000, to $2.9 million from $1.9 million for the nine month period ended September 30, 1999. Interest expense related to the operation of communities increased $0.3 million and interest expense related to land held for sale increased by $ 0.2 million in the current period as compared to the same period in the prior year. The Company capitalized $0.1 million of interest charges during the nine months ended September 30, 2000, whereas the Company capitalized $0.6 million of interest charges during the nine months ended September 30, 1999.

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

         Net Loss. Net operating results increased by $1.5 million during the nine month period ended September 30, 2000, compared to the same period in 1999. The Company reported a loss of $4.2 million for the nine month period ended September 30, 2000, whereas the Company reported a loss of $5.7 million for the nine month period ended September 30, 1999. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $4.3 million and an increase in management fees of $0.3 million, offset by increases in general and administrative expenses, lease expense, depreciation, interest expense and equity in losses of joint ventures and other income (loss), all as discussed above.


Liquidity and Capital Resources

         At September 30, 2000, the Company had a $1.1 million working capital deficit, compared to working capital of $1.4 million at December 31, 1999. The decrease relates primarily to a decrease in cash and cash equivalents of $1.6 million (as described below) and an increase in net current liabilities of $0.9 million.

         Net cash used in operating activities totaled $1.8 million for the nine month period ended September 30, 2000, resulting primarily from a net loss of $4.2 million, adjusted $1.7 million for non-cash items (depreciation, amortization, adjustment of land held for sale to fair value, equity interest in joint ventures and minority interests), and an increase in net current liabilities of $0.9 million offset by an increase in dividends payable of $0.5 million, an increase in land held for sale of $2.0 million, and an increase in current portion of long-term debt of $1.7 million.

         Net cash used in investing activities totaled $7.4 million for the nine month period ended September 30, 2000, consisting primarily of development and construction costs.

         Net cash provided by financing activities totaled $7.6 million during the nine month period ended September 30, 2000, consisting of property and equipment financing proceeds totaling $15.9 million, and proceeds of $0.2 million from a sale-manageback arrangement with the Company's Chairman and Chief Executive Officer, offset by repayment of long-term debt of $7.9 million, an increase in restricted cash for financing arrangements of $0.2 million and a net increase in payments and deposits for financing arrangements of $0.3 million.

         During January 2000, the Company obtained an $8.8 million loan, the proceeds of which will be used to construct and fund initial operations at the Company's 113-bed South Ogden, Utah community. As of September 30, 2000, the Company has drawn down approximately $3.8 million on this loan.

         Also during January 2000, the Company entered into a joint venture arrangement with an independent third party for the purpose of developing a 116-bed assisted living community in Salt Lake City, Utah. The Company's initial capital contribution for its 50 percent joint venture interest totaled $1.1 million, comprised of $0.6 million of incurred development costs and a $0.5 million development fee. The joint venture partner contributed $1.1 million in cash, which was utilized to acquire the land for the project. During July 2000, the Company obtained an $8.0 million loan, the proceeds of which will be used to construct and fund initial operations at this community. As of September 30, 2000, the Company has drawn down approximately $0.5 million on this loan.

         On August 1, 2000, the Company completed an $8.8 million permanent financing transaction for its Vacaville, California community. As a result of the transaction, the Company repaid construction debt in the amount of $7.5 million and generated approximately $1.1 million of cash available for general working capital requirements.

         At September 30, 2000, the Company has capitalized costs totaling approximately $10.0 million related to communities under construction or development, encumbered by $7.1 million in outstanding debt.

         The Company anticipates completing construction and commencing operations at the Mesa community in the fourth quarter of 2000. The total project cost, including the estimated initial operating deficit during approximately the first six months of operations is being financed through a lease arrangement with a REIT; thereafter, the deficit will be funded from general working capital.

         The Company has four additional communities under construction that are anticipated to commence operations in 2001. The Company has obtained financing necessary to complete three of these communities and anticipates completing the financing for the fourth community during the fourth quarter of 2000. The Company estimates that the financing for these four construction projects is sufficient to complete the projects and fund the estimated initial operating deficit for the first year of operations. The Company's remaining capital expenditures for 2000 will be primarily related to these construction activities.

          The Company has entered into a long-term lease for the West Covina assisted living community being constructed by an unrelated third party and expects to commence operation at this community during the first quarter of 2001. The Company intends to fund operating deficits from its general working capital.

         In order to conserve working capital and generate additional working capital, the Company has discontinued development activities and has listed for sale the four parcels of real property previously held for development. The Company has entered into an agreement to sell one parcel of real property and this transaction is scheduled to close in the fourth quarter of 2000. The Company expects to generate $2.2 million in additional working capital available to fund its general operations and satisfy certain debt obligations. Completion of this transaction is subject to certain conditions that may not be satisfied and thus is not certain.

         Notwithstanding the Company's position related to selling land previously held for development, the Company has not abandoned its intent to grow. The Company believes there are many opportunities for growth in the assisted living industry and, accordingly, has engaged an investment banking advisor to evaluate the Company's financial prospects and assist with raising additional equity or placing additional debt. The Company intends that it would use the proceeds from any such transaction to acquire third party assisted living operating companies, acquire from third parties individual assisted living communities, repurchase communities leased by the Company, or commence its internal development activities. The Company has not received a letter of intent from any potential investor and the continued viability of the Company is not dependent upon the success of this activity.

         The Company has entered into agreements with two separate REITs to purchase a total of four communities the Company currently leases. The Company has obtained an expression of interest from a commercial bank to provide the financing with which to effect these transactions. Additional equity is required to complete the transactions. Mr. Bowen has offered to provide the required equity and the Company's Board of Directors has approved a transaction by which the Company will form a joint venture with Mr. Bowen to complete the transactions. A material term of the proposed joint venture is that the Company has the option to purchase Mr. Bowen's interest in the venture. Provided that the Company can complete these transactions, the Company will generate approximately $500,000 of additional working capital to fund its general operations. Completion of these transactions is subject to a number of conditions, including the negotiation and execution of definitive documents. There is no assurance that any of these transactions will be completed on the terms proposed, or at all.

         During the remainder of 2000, the Company expects to meet its working capital requirements through cash on hand. The Company estimates that it will have sufficient resources available to meet all operating needs through the first quarter of 2001. The Company is working to generate additional working capital through increasing occupancy and operating efficiencies at its communities, selling land previously held for development, divesting from unprofitable operations, refinancing or restructuring the financing secured by some properties, and possibly through issuing additional equity and/or debt instruments.

         Certain operating lease agreements and loans contain restrictive covenants. As of September 30, 2000, the Company was not in compliance with at least one covenant relating to leases on five of the Company's communities and a loan on one of the Company's communities. The Company believes the ultimate resolution of this matter for each of the leases and the loan will not have a material adverse impact on the Company's financial position, results of operations, or cash flows.

         The Company does not presently intend to pay dividends to holders of its Common Stock and intends to retain future earnings to finance the operation of its business.

Forward Looking Statements

         The information set forth in this report in the sections entitled "Overview" and "Liquidity and Capital Resources" regarding the Company's acquisition of sites for development, the Company's development, construction, financing and opening of new assisted living communities, the Company's plans to construct and operate new communities, and the Company's ability to generate sufficient working capital to meet its operating needs constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section.

         Completion of the company's current construction activities and operation of the those communities will involve a number of risks including, without limitation, the risk that the Company will be unable to obtain, or delays in obtaining, necessary occupancy and other required governmental permits and authorizations, risks that financing terms may change, environmental risks, risks that construction costs may exceed original estimates, risks that construction and lease-up may not be completed on schedule, and risks relating to the competitive environment for operations. The foregoing risks could cause the Company to significantly delay or curtail its planned growth and could cause one or more of the Company's new communities to not be profitable. Additional factors that could cause results to differ materially from those projected in the forward-looking statements include, without limitation, the ability of the Company to raise additional financing upon terms acceptable to the Company, increases in the costs associated with new construction, competition, and acceptance of the Company's prototype community in new geographic markets.

         The Company's financial operating strategy is subject to the risk that occupancy rates at newly-developed communities may not be achieved or sustained at expected levels, in which case, the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will likely increase. Furthermore, the Company's growth will place increasing pressure on the Company's management controls and require the Company to locate, train, assimilate, and retain additional community managers and support staff. There is no assurance that the Company will be able to manage this growth successfully.

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


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         The Company's earnings are affected by changes in interest rates as a result of its variable rate indebtedness. The Company manages this risk by obtaining fixed rate borrowings when possible. At September 30, 2000, the Company's variable rate borrowings totaled $8.6 million. If market interest rates average one percent more in 2000 than in 1999, the Company's interest expense would increase and income before taxes would decrease by $86,000. These amounts are determined by considering the impact of hypothetical interest rate on the Company's outstanding variable rate borrowings as of September 30, 2000, and does not consider changes in the actual level of borrowings which may occur subsequent to September 30, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

         A discussion of the Company's material legal proceeding appears in Item 3 of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.


Item 3.    Defaults Upon Senior Securities

         The Company has not paid the first, second and third quarterly dividends which were accrued with respect to its preferred stock. A total of $525,000 was in arrears at September 30, 2000. The first quarter dividend rate was 6 percent. For each subsequent quarter in which the dividend is not paid, the dividend rate increases by one percent to a maximum of 12 percent or a specific prime rate plus 300 basis points.


Item 6.      Exhibits and Reports on Form 8-K.

         Exhibits:

         27       Financial Data Schedule.


         Reports on Form 8-K

         There were no reports on Form 8-K for the period ended September 30, 2000.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REGENT ASSISTED LIVING, INC.





By:______________________________________            Date:  November 14, 2000
     Steven L. Gish
     Chief Financial Officer