Form 10-K
period 2000-12-31
REGENT ASSISTED LIVING INC
filed 2001-07-26
CIK 1000693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

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
Yes   No X
   ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 23 , 2001: $297,259

State the number of shares of Common Stock outstanding at July 23, 2001:
5,945,174

                       Documents Incorporated by Reference
                       -----------------------------------
                                                          Part of Form 10-K into
Document                                                    which incorporated
--------                                                    ------------------
None

                                TABLE OF CONTENTS


Item of Form 10-K                                                                 Page
-----------------                                                                 ----

PART  I

   Item 1 -      Description of Business                                             1

   Item 2 -      Description of Property                                            13

   Item 3 -      Legal Proceedings                                                  16

   Item 4 -      Submission of Matters to a Vote of Security Holders                17

   Item 4(a) -   Executive Officers of the Registrant                               17

PART II

   Item 5 -      Market for Common Stock and Related Stockholder Matters            19

   Item 6.       Selected Consolidated Financial Data                               20

   Item 7 -      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation                                           21

   Item 7(a)     Quantitative and Qualitative Disclosre About Market Risk           29

   Item 8 -      Financial Statements and Supplementary Data                        29

   Item 9 -      Changes in and Disagreements with Accountants
                 On Accounting and Financial Disclosure                             30

PART III

   Item 10 -     Directors, Executive Officers and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act                  31

   Item 11 -     Executive Compensation                                             33

   Item 12 -     Security Ownership of Certain Beneficial Owners and Management     36

   Item 13 -     Certain Relationships and Related Transactions                     38

PART IV

   Item 14 -     Exhibits, Financial Statement Schedules, and Reports on Form 8-K   41


SIGNATURES                                                                          45

                                     PART I


Item 1.  Description of Business

Overview and Background
-----------------------

         The Company is an owner, operator, and developer of private-pay assisted living communities including stand-alone Alzheimer's care communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services, and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence. The Company's senior management, which includes two of the assisted living industry's pioneers, has extensive experience in the management and development of assisted living communities.

         The Company's growth strategy has been based upon the premise that high-quality assisted living services can be more appropriately and efficiently provided in its prototypical designed communities rather than in an existing facility that could be converted to use as an assisted living community. Thus, in 1996 the Company began an aggressive expansion program of acquiring sites in select markets in the western United States and beginning the development and construction of new communities. This program resulted in a dramatic increase in the number of communities and beds under operation in both 1997 and 1998. At the time of the Company's initial public offering in 1995, the Company operated four communities with a resident capacity of 565 beds. As of December 31, 2000, the Company operated 30 communities with a resident capacity of 2,996 beds.

         From 1995 to present, the Company's revenues increased from $12.6 million to $64.9 million. However, in connection with the opening and lease up of its newly developed communities, the Company incurred substantial operating losses. Although initial operating losses were anticipated, the Company did not foresee the extent of such losses. The Company attributes these losses to the extended time required to fill its communities and the difficulty in maintaining occupancy, which are primarily the result of competitive factors. Until recently, the Company has been successful at funding its operating losses through a combination of equity, subordinated note, lease and sale-leaseback arrangements with real estate investment trusts and conventional debt financing. As of December 31, 2000, the Company's working capital decreased to a deficit of $3.9 million and its accumulated deficit increased to $32.5 million. Although operating results have continued to improve during the past three years, the Company anticipates that its cash requirements during 2001 will exceed the cash provided by operations. Accordingly, the Company has begun the process of preparing and implementing a Plan (the "Plan") in order to address the Company's liquidity issues (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Recent Developments
-------------------

         The Company's Plan includes the conversion of certain debts to equity, a bridge loan and a line of credit provided by the Company's majority shareholder, the planned disposition of selected assets, and the renegotiation of debt and lease obligations. In addition, the Company has engaged an investment banking advisor to evaluate the Company's financial position, to assist in the Plan, and to provide strategic alternatives including the raising of equity or placing of debt.

         In March 2001, the Company's Board of Directors approved the conversion of $750,000 of accrued dividends due to the preferred shareholder and $507,877 of deferred lease payments due to the majority shareholder into 857,143 and 580,431 shares of common stock, respectively. In connection with this transaction, the preferred shareholder agreed to waive its dividend for a period of two years beginning January 1, 2001, and the majority shareholder agreed to provide $1 million in bridge financing (the "Bridge Loan").

         Through June 30, 2001, the majority shareholder provided cash advances totaling $750,000 under the Bridge Loan. At June 30, 2001, such advances were combined with additional outstanding amounts due to the majority shareholder and an affiliated company, along with accrued interest, into a demand note in the amount of $1,259,133. At the sole option of the holder, the note is due upon the sale of certain assets, upon demand or no later than June 30, 2002. The note is secured by land held for sale.

         On July 3, 2001, the Company's Board of Directors approved a $1 million operating line of credit provided by the majority shareholder. Through July 23, 2001, the Company has drawn $600,000 under the line. At the sole option of the holder, the line is due upon the sale of certain assets, upon demand or no later than June 30, 2002. The line is secured by a deed of trust recorded in a second position against certain real property.

         During April 2001, the Company and a commercial bank, which in December 2000 financed the purchase of four previously leased communities, agreed to modify the terms of their debt financing. Although the financing provides that all cash flow from the operations of the four repurchased communities be applied against the outstanding principal of a certain portion of the underlying debt, the bank agreed to waive this provision for a period of six months ending September 2001. During the first three months of the modification, the net cash flow from the four communities totaled approximately $540,000.

         Also during April 2001, the Company and two real estate investment trusts (each a "REIT") agreed to lease deferrals totaling $649,629. Of this amount, $257,805 was paid in July, $257,805 is due in August, and $134,019 is due in October or upon the sale of certain assets. Further, an additional REIT agreed to apply security deposit funds (classified as Restricted Cash) in the amount of $63,639 as a partial offset of lease payments that were due in April and May.

         During May 2001, the Company and a REIT agreed to transfer $502,600 from Restricted Cash to a working capital escrow for the purpose of funding operating deficits from two leased communities. In addition, both the Company and the REIT agreed to fund into the escrow up to an additional $1 million, if necessary. The first $375,000 of the additional funding is to be derived from the cash flow generated from two other communities which are under the same lease arrangement. The next $375,000 is to be provided by the REIT in the form of a loan and the remaining $250,000 is to be derived from the communities cash flow. Further, the REIT agreed to temporarily waive a requirement for a security deposit to be provided in the form of a letter of credit. As of July 23, 2001, the working capital escrow totaled $696,878.

         As the Company proceeds with the implementation of the Plan, the Plan will be modified to address issues that arise. The Company anticipates that fully implementing the Plan will take at least six months.

Assisted Living
---------------

         The assisted living industry has evolved in response to pressure from the public to contain spiraling medical and other health care-related costs and because of the opportunity assisted living provides to allow senior citizens to "age in place" in a residential environment. Assisted living offers a combination of housing and personalized health and support services for senior citizens who cannot live completely independently but who do not require the 24-hour medical care provided by a skilled nursing facility. Skilled care typically also costs much more than that provided at an assisted living community.

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

         Dementia-Specific Care. A significant component of the Company's business is providing services and activities required by residents afflicted with Alzheimer's disease and other age-related dementia. Each of the Company's internally developed assisted living communities is designed with a special "Kingswood" unit located in a separate wing or area of the community that has its own dining facilities, resident lounge areas and specially trained staff. The physical separation of the dementia-specific care unit from the rest of the community enables dementia residents to receive the unique care they require with a minimum of disruption to other residents. The Company has also developed and operates its "Regent Court" stand-alone Alzheimer's care communities that are specially designed to serve residents with dementia-care needs.

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

         High Quality and Private Payor Focus. The Company seeks private pay residents to the greatest extent possible. Private pay residents occupied approximately 97 percent of the Company's units at the end of 2000. The Company believes that caring for private pay residents is more profitable because the Company is able to charge market rates for its extensive, high-quality services without regard to government-imposed cost containment pressures. In 2000 the Company generated $25,600 of revenue per occupied bed. The Company will continue to focus its development efforts in communities with median incomes sufficient to support the Company's full service approach to assisted living.

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

         Growth and Development. Historically, the Company has increased the number of communities it operates primarily through the internal development of new communities based upon the Company's three prototypes. See "Principal Product Lines." The Company has at least temporarily discontinued all such development activities for its own account, however, the Company continues to offer its development expertise and management services to third parties.
The Company believes that there are many opportunities within its operating region for third party management.

         The Company may pursue opportunistic acquisitions of assisted living or congregate care communities. The Company may also acquire or enter businesses ancillary to the operation of assisted living communities, such as a retail pharmacy or rehabilitation therapy business. Any such transactions would be subject to available financing.

Principal Services
------------------

         Services provided to residents of the Company's communities are designed to respond to their individual needs; promote independence, dignity and choice; and improve their quality of life. Services are available 24 hours a day to meet both anticipated and unanticipated needs. General services include the provision of three meals per day, laundry, housekeeping, transportation, activities and medication maintenance. Available support services include personal care and routine nursing care, social and recreational services, transportation and other special services needed by the resident. Personal care includes services such as bathing, dressing and grooming, as well as assistance with personal hygiene, ambulation and eating. Other services include assistance with banking, grocery shopping and pet care.

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

         The Company estimates that, of the current residents in its communities, 8.3 percent do not require assistance with activities of daily living, 38.8 percent require assisted living level one care, 20.6 percent require assisted living level two care, 10.8 percent require assisted living level three care, 10.7 percent require dementia-specific care level one care and
10.8 percent require dementia-specific care level two care. The Company charges a variety of rates depending upon the level of care required and whether the resident chooses to live alone or in a companion suite.

Geographic location, local wages and operating costs also affect the Company's rates. As of December 31, 2000, the Company charged the following range of effective monthly rates at its communities:

                                                    Low               High
                  Assisted Living                   ---               ----
                  ---------------

                         Level One                 $1,595            $3,695
                         Level Two                 $1,895            $4,095
                         Level Three               $2,195            $4,595

                  Dementia-Specific Care
                  ----------------------

                         Level One                 $2,945            $5,495
                         Level Two                 $3,345            $5,895

Residents are also required to pay the Company a nonrefundable community fee prior to admission and, in some locations, also a refundable security deposit.

Principal Product Lines
-----------------------

         The Company currently provides its services in assisted living communities including stand-alone Alzheimer's care communities. The existing communities offer numerous services and activities designed to meet the varying needs of the residents, including the unique services required by residents afflicted with Alzheimer's disease or other age-related dementia ("dementia-specific care"). This community concept is generally identified by the Company as a "Regent" community and is the genesis of the Company's prototypical community. The Company currently operates 17 Regent communities. The Company developed a "Regent House" model, a smaller community than the "Regent", in order to meet differing market demands. The Regent House maintains the operational efficiencies and resident and service focus of the Regent model. The Company also developed its "Regent Court" community at which it provides services solely to residents with dementia-specific care needs. The Company currently operates five Regent Courts.

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

Development Activities
----------------------
         In order to conserve working capital and generate additional working capital, the Company has at least temporarily discontinued development activities for its own account and has listed for sale the parcels of real property previously held for development. During 2000, the Company sold one parcel of real property which generated $2.4 million in net proceeds available to fund its general operations and satisfy certain debt obligations.

         As of July 23, 2001, the Company has two communities under construction and a third community under development pursuant to a joint venture arrangement. In addition, the Company has entered into a management agreement for a community which is scheduled to open by the first quarter of 2002. The Company continues to pursue joint venture opportunities and third party management arrangements. The Company is targeting areas within the nine western states that it currently operates.

         Based upon the Company's experience, the expected development time for a prototype community ranges from approximately six months to one year, although it can take longer in some cases. The average construction time for Regent and Regent House communities should typically be between eleven and thirteen months and between eight and ten months for Regent Court communities. Historically, the Company has obtained pre-opening deposits for up to 25 percent of its units. The Company's experience has been that it takes, on average, approximately 18 months after a community moves-in its first resident for the community to achieve breakeven cash flow after satisfying its debt service or lease payment. However, due primarily to increased competition, the Company anticipates fewer pre-opening deposits and potentially a longer initial lease up period.

         The cost to construct prototypical communities varies from site to site. The Company's average cost per residential unit for Regent communities developed since 1997 is approximately $75,000 per residential unit. The Company expects this cost to increase to between $85,000 to $95,000 for future construction. During 2001, the Company's first Regent House community was completed at a cost of approximately $84,000 per residential unit, however, the Regent House community currently under construction and future projects are expected to cost approximately $90,000 per residential unit. The Company's cost for its Regent Court communities has averaged approximately $85,000 per residential bed.

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

Competition
-----------

         Providers of assisted living housing and services compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the communities, services offered, family and physician preferences and location. The Company's current and potential competitors include national, regional and local operators of assisted living communities as well as operators of long-term care residences, rehabilitation hospitals, extended care centers and skilled nursing facilities, retirement communities, independent living centers and home health agencies. Nevertheless, assisted living is a distinct and rapidly growing segment within the long-term care industry that is distinguishable from other long-term care alternatives. The Company believes that it competes favorably in all of the markets in which it operates in regards to the quality of its care and services, community designs and locations. However, many of the markets in which the Company operates have become overbuilt. There are few barriers to entry in the assisted living industry. The effects of such overbuilding include increased lease-up periods, downward pricing pressures and competition for employees. In addition, the competitive factors are having an impact on the Company's ability to maintain occupancy levels at certain locations. There can be no assurance that the Company will be able to compete effectively in those markets where overbuilding exists, or that future overbuilding in other markets in which the Company operates will not adversely affect the Company's operating results.

Increased Operating Costs
-------------------------

         During the past year, the Company has experienced significant increases in labor costs, utility rates and professional liability insurance premiums.

         The Company faces substantial competition with respect to the hiring and retention of qualified personnel. The Company is dependent upon the existing available labor pool in each market in which it operates. There can be no assurance that labor costs will not continue to increase, or that the Company will be able to attract the necessary personnel at a reasonable cost.

         The western United States is in the midst of an energy shortage. The Company has no control over its utility rates. There can be no assurance that utility costs will not continue to increase, or that the Company will be able to buy the power necessary to operate its communities.

         The Company's professional liability insurance premiums have escalated and the coverages have diminished. The Company maintains coverage limits of $1 million per incident, $3 million community aggregate, and $10 million policy aggregate, on a claims made basis with a $50,000 deductible per incident with a maximum annual deductible of $250,000, except with respect to its two Texas communities for which the Company has elected to be self-insured. Providing health care services involves an inherent risk of liability. Although the Company has not been subject to significant liability losses in the past, there can be no assurance that future claims in excess of insurance coverages will not have a material adverse effect upon the Company's financial position or operating results. There can be no assurance that the Company will be able to obtain liability insurance in the future, or that such coverage will be available at reasonably acceptable terms.

Government Regulation
---------------------

         The Company's assisted living communities are subject to regulation and licensing by local and state health and social service agencies and other regulatory authorities. Although regulatory requirements differ from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; community services, including administration and assistance with self-administration of medication; community design and specifications; resident characteristics; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In order to qualify as a state licensed facility eligible to receive Medicaid funding, the Company's communities must comply with additional regulations in these areas. The Company's communities are also subject to various zoning restrictions, local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored in varying degrees by state agencies. The Company has obtained all required licenses.

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

Employees
---------

         As of December 31, 2000, the Company employed approximately 1,347 full time and 431 part-time employees and the corporate offices employed 51 individuals full time and 2 part-time. None of these employees is represented by any labor union. The Company manages one community at which the owner employs members of a labor union. Management believes that its employee relations are good.

Trademarks
----------

         The Company has federally registered its "Regent," "Regent Court," "Kingswood," and "Regent House" trade names in addition to the Company's logo.

Risk Factors and Forward Looking Statements
-------------------------------------------

         The information set forth in this report regarding the Company's development, construction and opening of new assisted living communities, the operation and performance of the Company's new assisted living communities, the Company's plans to develop, construct and operate new communities, and the ability of the Company's newly developed communities to compete for residents constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to the safe harbor created by that section. From time to time, information provided by the Company, or statements made by the Company's management, may contain other forward-looking statements. The Company's ability to implement its Plan, as described in "Description of Business - Recent Developments", the factors discussed in "Development Activities", "Competition", "Increased Operating Costs" and "Government Regulation" and the following additional factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements contained in this report and presented elsewhere by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report.

         The Company has a substantial working capital deficit and anticipates that its cash requirements during 2001 will exceed the cash provided by operations. The Company will require a significant amount of capital to fund operating losses, debt and lease obligations and remaining construction costs. The combination of difficult financing and operating environments for the assisted living industry has limited the potential sources for capital. There can be no assurance that the Company will be successful in fully implementing the Plan.

         The Company's operating strategy is subject to the risk that lease-up and occupancy rates at newly developed communities may not be achieved or sustained at expected levels. This could occur at a particular community for a number of reasons, including competition from other nearby providers of long-term senior care, the failure of management to assess accurately the demand for long-term care in a particular market, and the failure of the Company's prototypical communities to be accepted in a particular market. If expected occupancy levels are not achieved within the expected time-frame, the Company may not be able to repay or refinance a short-term construction loan obtained to construct the relevant community. If occupancy rates at newly-developed communities are not achieved and sustained at expected levels, the Company will experience greater than anticipated operating losses in connection with the opening of new communities and the Company's need for additional financing to meet its growth plans will increase. If the Company is unable to generate sufficient cash flow from operations to satisfy required debt and lease payments, the Company will be required to obtain additional financing to satisfy those obligations.

         The Company's development, construction and opening of new assisted living communities are subject to the risk that the Company will be unable to obtain, or will experience delays in obtaining, necessary building, occupancy and other required governmental permits and authorizations. The Company's opening of new assisted living communities on schedule is also subject to the risk that the Company or its contractor will experience delays in the construction.

         The Company's development strategy is also subject to the risk that development and construction costs for new communities may exceed original estimates. The Company's agreements with its contractors generally provide for the contractor to construct a community for a fixed price, although unanticipated development costs and approved construction change orders may increase the overall cost of any community. These additional costs are generally borne by the Company and would accordingly increase the Company's capital requirements and compel the Company to raise additional financing or equity capital.

         The Company's continuing lease-up efforts place increasing pressure on the Company's management controls and require the Company to locate, train, assimilate, and retain additional community managers and support staff. There is no assurance that the Company will be able to manage this growth successfully. The failure of the Company to manage the growth successfully could have a material adverse effect on the financial performance of the Company and increase the Company's need for additional financing or equity capital.

Item 2.  Description of Property

         Current Communities. The table below sets forth certain information regarding the Company's communities as of December 31, 2000:

                                     Regent
                                    Operations
Community                Location   Commenced    Units(1)   Beds(2)  Interest
----------------------   ---------  ----------   --------   -------  --------
Oregon
     Park Place          Portland      1986        112        112     Lease(3)
     Regency Park        Portland      1987        122        136     Lease
     Regent Court        Clackamas     1999         24         48     Lease
     Regent Court        Corvallis     2000         24         48     Manage(4)
     Sheldon Park        Eugene        1998        103        115     Own(11)

                                     Regent
                                    Operations
Community                Location   Commenced    Units(1)   Beds(2)  Interest
----------------------   ---------  ----------   --------   -------  --------

Washington
     Northshore House    Kenmore       1998         85         92     Manage(5)
     Regent Court        Kent          1999         24         48     Manage(6)
     Sterling Park       Redmond       1990        154        175     Lease

California
     Laurel Springs      Bakersfield   1998        111        124     Own
     Orchard Park        Clovis        1998        112        124     Own(11)
     Regent Court        Modesto       1999         24         48     Own(7)
     Summerfield House   Vacaville     1998        109        122     Own
     Sunnyside Court     Fremont       1998         39         45     Lease
     Sunshine Villa      Santa Cruz    1990        106        116     Own(11)
     The Altenheim       Oakland       2000        136        140     Manage
     The Palms           Roseville     1998         93        104     Lease
     Villa Serra         Salinas       1998        150        150     Manage
     Willow Creek        Folsom        1997         98        113     Lease

Idaho
     West Wind           Boise         1997         48         51     Own(8)
     Willow Park         Boise         1997        106        120     Own(11)

Nevada
     Mira Loma           Henderson     1998        113        126     Lease

New Mexico
     Sandia Springs      Rio Rancho    1998        107        120     Lease

Texas
     Hamilton House      San Antonio   1997        111        123     Lease
     Parmer Woods        Austin        1998        117        133     Lease(9)

Arizona
     Canyon Crest        Tucson        1998        115        131     Lease
     Desert Flower       Scottsdale    1999        102        108     Manage(10)
     Regent Court        Scottsdale    1998         24         44     Lease

Wyoming
     Aspen Wind          Cheyenne      1998         77         77     Lease(12)
     Meadow Wind         Casper        1998         51         51     Lease(12)
     Spring Wind         Laramie       1998         52         52     Lease(12)
                                                 ------     ------

     Totals:                                     2,649      2,996
                                                 ======     ======

         Since December 31, 2000, the Company has opened four additional communities. As of July 23, 2001, two additional communities were under construction. Five of the six communities were internally developed; the West Covina community was developed by a third party.

         The table below sets forth certain information regarding the Company's additional communities:

                                        Opening
Community           Location              Date        Units(1) Beds(2) Interest
------------------  --------------  ----------------  -------- -------
Arizona
     Citrus Park    Mesa            February 2001      111     127     Lease

California
     Regent Senior  West Covina     February 2001      130     144     Lease(13)
     Regent House   Merced          July 2001           72      83     Own(13)
     Regent House   Elk Grove       2nd quarter 2002    84      94     Own

Utah
     Regent at      Salt Lake City  3rd quarter 2001   107      116    Own(14)
     Regent at      South Ogden     January 2001       104      113    Own
                                                       ---      ---

                                                       608      677
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

(11) The Company owns a 75 percent interest in a joint venture which purchased the Eugene, Clovis, Santa Cruz and Boise (Willow Park) communities in December 2000. Previously, these communities were operated pursuant to lease arrangements. The Company's Chairman owns the remaining 25 percent interest in these communities.

(12) During February 2001, the Company assigned its leasehold interest in the three Wyoming communities to a third party.

(13) The Company's West Covina and Merced communities are managed by a third party. The Company owns a 75 percent interest in a joint venture which owns the Merced community.

(14) The Company owns a 50 percent interest in a joint venture which owns the Salt Lake City community.

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

         Office Facilities. The Company currently leases approximately 13,300 square feet of office space in Portland, Oregon.


Item 3.  Legal Proceedings

         The California Department of Social Services (DSS) filed an accusation against the Company on December 15, 2000 seeking to revoke licenses for eight of the Company's assisted living communities in the state of California. The Company believes that the accusation was the result of a death at the Company's Sunnyside Court community in Fremont, California. On June 28, 2001, the parties reached a final settlement on the matter. As part of the settlement, the Company agreed to subject three communities to certain conditions of probation, including the maintenance of high quality of care and training standards that exceed regulatory requirements. The Company voluntarily put into place many of these standards prior to the settlement.

         On March 2, 1999, the Company filed in the United States District Court for the District of Oregon, case no. USDC No. CV99-304 KI, an action entitled Regent Assisted Living, Inc. v. LRS Architects, et al. The Company alleged that the defendant architects negligently performed their services relating to numerous of the Company's internally developed communities. The defendant counterclaimed for approximately $900,000 in damages incurred as a result of the Company's alleged breach of the underlying contracts pursuant to which the architectural services were to be performed. During January 2001, the parties reached final settlement on the matter. The settlement did not have a material adverse effect on the Company's financial position or operating results.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 4(a).  Executive Officers of the Registrant

         As of July 23, 2001, the executive officers of the Company were as set forth below.

         Name             Age  Position

         Walter C. Bowen  59   Chairman of the Board and Chief Executive Officer

         Louis Swart      62   President and Chief Operating Officer

         James W. Ekberg  49   Senior Vice President of Finance and Development

         Steven L. Gish   42   Chief Financial Officer, Treasurer, Secretary and
                               Director

         Walter C. Bowen. Mr. Bowen is the founder of the Company and became the Chief Executive Officer and a Director of the Company upon its formation. Mr. Bowen also served as President of the Company from its formation through October 31, 1999. Mr. Bowen has been involved in the development, ownership and management of assisted living communities since 1986, and has devoted a majority of his time to the ownership and operation of those communities over the past five years. Mr. Bowen has also been the Chief Executive Officer of several related companies including Bowen Property Management Company, Bowen Financial Services Corp., a company formed to obtain financing for real estate development projects, and Bowen Development Company, a real estate construction company (collectively, the "Bowen Companies"), since their formation. Mr. Bowen attended the University of Oregon and is a graduate of Portland State University. Mr. Bowen serves on the Board of Directors of the Assisted Living Communities Association of America and on the advisory board for the National Investment Conference for the Senior Living and Long Term Care Industries.

         Louis Swart. Mr. Swart joined Regent in April 1999 as Chief Operating Officer and was promoted to President on November 1, 1999. Over the past 25 years, Mr. Swart has held the positions of Chief Operating Officer of the Hillsdale Group, President of Genesis ElderCare

Network Services, Chief Executive Officer of Retirement Corporation of America, and was co-founder and President of Wedgewood Retirement Inns. Mr. Swart has a Bachelor's degree in English from the University of South Africa and a Masters degree in Sociology and English Literature from Texas Christian University.

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

         Steven L. Gish. Mr. Gish became Chief Financial Officer, Treasurer and Secretary of the Company in August 1995. Mr. Gish joined the Bowen Companies in 1991 as Controller. Prior to that time, Mr. Gish served as Treasurer and Controller of McCormick and Baxter Creosoting Company, an industrial wood preservative company. Mr. Gish received a Bachelor of Science degree in accounting from the University of Oregon in 1980.

                                     PART II

Item 5.  Market for Common Stock and Related Stockholder Matters

         On September 28, 1999, the Company's Common Stock was deleted from listing on the NASDAQ National Market System ("NASDAQ") for failure to maintain a minimum $4 million tangible net worth, one of the requirements for continued listing.

         Since that time, trading in the Company's Common Stock has been conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor will likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock than was the case when the Company's Common Stock was listed on NASDAQ. In addition, after September 28, 1999, the Company's Common Stock is subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, the delisting of the Company's Common Stock from NASDAQ could adversely affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

         The following table sets forth the high and low closing sale prices as reported on NASDAQ and on the Over-the-Counter Bulletin Board ("OTC BB") for the periods indicated.

                  Quarter Ended                    High          Low
                  -------------                    ----          ---

                  NASDAQ
                  ------
                  December 31, 1998                6.50          3.75
                  March 31, 1999                   5.50          2.625
                  June 30, 1999                    4.625         3.00
                  September 30, 1999               3.9375        2.25

                  OTC BB
                  ------
                  December 31, 1999                2.625         1.75
                  March 31, 2000                    .875          .875
                  June 30, 2000                    1.00           .875
                  September 30, 2000               1.6875        1.6275
                  December 31, 2000                1.00           .75


         The Company has 58 holders of record as of April 6, 2001.

         Since its initial public offering in December 1995, the Company has not paid cash dividends on its Common Stock. As of December 31, 2000, the Company has an accumulated deficit of approximately $32.5 million, which restricts the Company's ability to pay dividends. The Company's ability to pay dividends may also be limited by the terms of future debt and equity financings and other arrangements. Furthermore, the Company's ability to declare and pay cash dividends on its Common Stock is restricted by the terms of its Preferred Stock.

         In 2000, the Company recorded $750,000 in preferred dividends. In March 2001, the Company's Board of Directors approved the conversion of the $750,000 of accrued dividends due to the preferred shareholder into 580,431 shares of common stock and the preferred shareholder agreed to waive its dividend for a period of two years beginning January 1, 2001. In 1999, the Company recorded and paid $600,000 in preferred dividends.


Item 6.  Selected Consolidated Financial Data

         The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements for the years ended 2000, 1999, 1998, 1997, 1996. The data set forth below should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included elsewhere in the Form 10-K and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 SELECTED CONSOLIDATED FINANCIAL STATEMENT DATA
                              (dollars in thousands except share and per share data)

                                                    2000            1999             1998            1997             1996
                                                --------------  --------------   --------------  --------------   --------------
Consolidated Statement of Operations Data
   Total revenues                                  $  64,909       $  54,089        $  30,419       $  13,958        $  13,260
   Total operating expenses                           67,823          60,760           39,859          18,094           12,946
                                                --------------  --------------   --------------  --------------   --------------
      Operating income (loss)                      $  (2,914)      $  (6,671)       $  (9,440)      $  (4,136)         $   314

   Other income (expense), net                        (3,682)         (2,141)          (1,622)            271             (179)
   Minority interest                                     130              36                -               -                -
   Provision for income taxes                              -               -                -             (13)             (58)

   Extraordinary loss net of tax benefit                   -               -                -               -              (53)
                                                --------------  --------------   --------------  --------------   --------------

Net income (loss)                                     (6,466)         (8,776)         (11,062)         (3,878)              24

Preferred stock dividends                               (750)           (600)            (600)           (600)             (26)
                                                --------------  --------------   --------------  --------------   --------------

Net loss to common shareholders                    $  (7,216)      $  (9,376)       $ (11,662)      $  (4,478)         $    (2)
                                                ==============  ==============   ==============  ==============   ==============

Earnings (loss) per common share before
 extraordinary loss, basic and diluted             $   (1.60)      $   (2.03)       $   (2.52)      $   (0.97)        $   0.01
Extraordinary loss per common share,
 basic and diluted                                         -               -                -               -            (0.01)
                                                --------------  --------------   --------------  --------------   --------------
Net loss per common share, basic
 and diluted                                       $   (1.60)      $   (2.03)       $   (2.52)      $   (0.97)         $     -
                                                ==============  ==============   ==============  ==============   ==============

Weighted average number of common
 shares outstanding
   Basic                                           4,507,600       4,615,135        4,633,000       4,633,000        4,633,000
   diluted                                         4,507,600       4,615,135        4,633,000       4,633,000        4,633,000





                                                    2000            1999             1998            1997             1996
                                                --------------  --------------   --------------  --------------   --------------

Consolidated Balance Sheet Data:
   Cash and cash equivalents                        $  2,580        $  4,538         $  4,483        $  1,805         $  8,597
   Working capital (deficit)                          (3,943)          1,427            1,562          (4,303)          10,326

      Total assets                                    93,058          62,686           66,274          75,704           33,178

   Long-term debt, less current portion               65,062          32,275           40,705          51,451            9,981
   Minority interests                                  1,422             352                -             250                -

      Shareholder's equity (deficit)               $ (12,526)      $  (5,311)        $  4,255       $  15,917        $  20,057

                       Supplementary Financial Information
                            2000 and 1999 by Quarter
                                              (dollars in thousands)

                                        1st Quarter      2nd Quarter     3rd Quarter     4th Quarter
                                        --------------  ---------------  --------------  ---------------
         2000
         ----
Revenues                                   $  15,523        $  15,939       $  16,670       $  16,777
Residence operating expenses                  10,342           10,803          11,520          12,360
                                        --------------  ---------------  --------------  ---------------
   Gross profit                             $  5,181         $  5,136        $  5,150        $  4,417
                                        ==============  ===============  ==============  ===============

Net loss                                    $   (937)       $  (1,369)      $  (1,918)      $  (2,242)
                                        ==============  ===============  ==============  ===============

Net loss per share                         $   (0.24)       $   (0.34)      $   (0.47)      $   (0.55)
                                        ==============  ===============  ==============  ===============


         1999
         ----
Revenues                                    $ 11,926        $  13,034       $  14,209       $  14,920
Residence operating expenses                   8,586            9,466          10,249          10,304
                                        --------------  ---------------  --------------  ---------------
   Gross profit                             $  3,340         $  3,568        $  3,960        $  4,616
                                        ==============  ===============  ==============  ===============

Net loss                                   $  (2,001)       $  (1,705)      $  (1,984)      $  (3,086)
                                        ==============  ===============  ==============  ===============

Net loss per share                         $   (0.46)       $   (0.40)      $   (0.46)      $   (0.71)
                                        ==============  ===============  ==============  ===============

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

         In 1996, the Company began an aggressive expansion program of development and construction of new communities. This program resulted in a dramatic increase in the number of communities and beds under operation in both 1997 and 1998. At the time of the Company's initial public offering in 1995, the Company operated four communities with a resident capacity of 565 beds. As of December 31, 2000, the Company operated 30 communities with a resident capacity of 2,996 beds.

         To date, the Company's growth has been funded by $12.2 million raised from the initial public offering on December 26, 1995, $10 million in 1996 through the issuance of preferred stock, and $9 million in 1998 through a private placement of convertible subordinated notes.

         The Company has a substantial working capital deficit and anticipates that its cash requirements during 2001 will exceed the cash provided by operations. The Company will require a significant amount of capital to fund operating losses, debt and lease obligations and remaining construction costs. The combination of a difficult financing and operating environment for the assisted living industry has limited the potential sources for capital. There can be no assurance that the Company will be successful in fully implementing the Plan.

         Given Regent's current liquidity situation, the Company is preparing and implementing a Plan which includes the conversion of certain debts to equity, a bridge loan and a line of credit provided by the Company's majority shareholder, the planned disposition of selected assets, and the renegotiation of debt and lease obligations. The pending Plan, and recent developments impacting the Company's liquidity and operating results, are summarized under the caption "Description of Business - Recent Developments", which is incorporated in this Item 7 by this reference.

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

                                                                 2000            1999             1998
                                                            ------------    ------------     ------------
Revenues:
    Rental and service                                            98.9 %          99.2 %           99.3 %
    Management fees                                                1.1             0.8              0.7
                                                            ------------    ------------     ------------
       Total revenues                                            100.0           100.0            100.0

Operating expenses:
    Residence operating expenses                                  69.4            71.3             84.2
    General and administrative expenses                           10.9            13.4             13.7
    Lease expense                                                 21.5            24.8             29.6
    Depreciation and amortization                                  2.7             2.8              3.5
                                                            ------------    ------------     ------------
       Total operating expenses                                  104.5           112.3            131.0

       Operating loss                                             (4.5)          (12.3)           (31.0)

    Interest income                                                0.8             0.6              1.1
    Interest expense                                              (6.0)           (4.9)            (5.3)
    Equity in losses of joint ventures                            (0.5)           (0.5)            (1.2)
    Other income, net                                              0.0             0.8              0.0
                                                            ------------    ------------     ------------

       Loss before minority interests                            (10.2)          (16.3)           (36.4)

    Minority interests                                             0.2             0.1              0.0
                                                            ------------    ------------     ------------

       Loss before income taxes                                  (10.0)          (16.2)           (36.4)

    Provision for income taxes                                     0.0             0.0              0.0
                                                            ------------    ------------     ------------

       Net loss                                                  (10.0)          (16.2)           (36.4)

    Preferred stock dividends                                     (1.1)           (1.1)            (2.0)
                                                            ------------    ------------     ------------

       Net loss available to common shareholders                 (11.1)%         (17.3)%          (38.4)%
                                                            ============    ============     ============


Comparison of Years Ended December 31, 2000 and 1999
----------------------------------------------------

         Revenues. Revenues for 2000 totaled $64.9 million compared to $54.1 million in 1999, an increase of $10.8 million or 20.0 percent. During 2000, the Company operated 31 communities comprised of seven stabilized communities, 17 newly developed or acquired communities, and seven communities operated pursuant to management contracts, of which three are owned in joint ventures and accounted for under the equity method. The Company operated 29 communities during 1999 comprised of five stabilized communities, 20 newly developed or acquired communities, including one sold during the year pursuant to a sale-manageback arrangement, and four operated pursuant to management contracts, of which two are owned in joint ventures and accounted for under the equity method. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed."

         During 2000, rental and service revenues from Same Residences, the 22 communities the Company operated at the beginning of both 2000 and 1999, comprised of seven stabilized and 15 newly developed communities, increased by $9.3 million. Of this increase, $1.3 million was from the seven stabilized communities and $8.0 million was from the 15 newly developed communities. Revenues from two additional newly developed communities, one which opened in February 1999 and the other in April 1999, increased $1.2 million. Average occupancy at the 22 same residences was 83.9 percent for 2000 compared to 76.4 percent in 1999. Overall average occupancy at the Company's seven stabilized communities was 94.3 percent for 2000.

         Residence Operating Expenses. Residence operating expenses were $45.0 million for 2000 and $38.6 million for 1999, an increase of $6.4 million or 16.6 percent. Residence operating expenses from the 22 Same Residences increased by $5.7 million from 1999 to 2000. Of this increase, $0.9 million was from the seven stabilized communities and $4.8 million was from the 15 newly developed communities. Residence operating expenses for all other newly developed communities for 2000 include $2.4 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $1.7 million in 1999. Residence operating expenses from Same Residences totaled 68.8 percent and 70.2 percent of rental and service revenue for 2000 and 1999, respectively.

         General and Administrative Expenses. General and administrative expenses were $7.1 million for 2000 compared to $7.3 million for 1999, a decrease of $0.2 million. Payroll and related expenses increased by $0.6 million from 1999 to 2000. Development related costs incurred in connection with asset write-downs (land held for sale) and abandoned projects totaled $1.0 million in 2000 compared to $1.9 million in 1999. Other general and administrative expenses increased by $0.1 million from 1999 to 2000 primarily due to the implementation of the Company's plan for growth.

         Lease Expense. Lease expense for the Company's leased communities totaled $13.9 million for 2000 compared to $13.4 million for 1999. The increase of $0.5 million relates to annual lease escalation clauses, three newly developed leased communities two of which opened in 1999 and the sale-leaseback of one newly developed community offset by the acquisition of a previously leased community.

         Depreciation and Amortization. Depreciation and amortization expense was $1.8 million for 2000, compared to $1.5 million for 1999. The increase of $0.3 million relates primarily to purchases of property and equipment to support existing operations.

         Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high-quality, short-term securities placed with institutions with high credit ratings.

         Interest Expense. Interest expense increased in 2000, to $3.9 million from $2.6 million for 1999. Interest expense related to the operation of communities increased to $0.4 million and interest expense related to land held for sale increased by $0.3 million in 2000 as compared to 1999. The Company capitalized $0.1 million of interest charges in 2000, whereas the Company capitalized $2.0 million of interest charges in 1999.

         Equity in Losses of Joint Ventures. Equity in losses of joint ventures resulted from the operations of the Company's 50 percent owned Kenmore, Washington community, the Company's 10 percent owned Kent, Washington community, the 40 percent owned Corvallis, Oregon community and pre-opening costs of the 50 percent owned Salt Lake City, Utah community.

         Other Income (Loss), Net. In 1999, the Company sold a 45 percent co-tenancy interest in its Modesto, California community. The Company recognized a $0.5 million gain as a result of the sale.

         Net Loss. Net operating results increased by $2.3 million for 2000, compared to the same period in 1999. The Company reported a loss of $6.5 million for 2000, whereas the Company reported a loss of $8.8 million for 1999. The increase in net results is primarily due to an increase in residence operating profits (rental and service revenue less residence operating expenses) of $4.1 million and a decrease of $0.2 million in general and administrative expenses, offset by increases in lease expense, depreciation expense, interest expense and equity in losses of joint ventures and other income (loss), all as discussed above.

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

         During 1999, rental and service revenues from Same Residences, the six communities the Company operated at the beginning of both 1999 and 1998, comprised of four stabilized and two newly developed communities, increased by $2.7 million. Of this increase, $2.5 million was from the two newly developed communities. Revenues from 18 newly developed or acquired communities in operation during 1999 increased $19.6 million compared to revenue from 15 newly developed or acquired communities in operation during 1998. In addition, revenues for the comparable years increased $1.1 million from the one stabilized community the Company acquired in May 1998, and $0.3 million from communities operating under management agreements. Occupancy at the six Same Residences was
89.0 percent for 1999 compared to 78.4 percent in 1998. Occupancy at the Company's five stabilized communities was 95.0 percent for 1999.

         Residence Operating Expenses. Residence operating expenses were $38.6 million for 1999 and $25.6 million for 1998, an increase of $13.0 million or
50.8 percent. Residence operating expenses from the six Same Residences increased by $1.3 million from 1998 to 1999.

This increase was primarily attributable to the increased level of operations at the two newly developed communities. Residence operating expenses for all other newly developed or acquired communities for 1999 include $23.5 million of start-up operating expenses and pre-opening costs, whereas such expenses totaled $12.5 million in 1998. In addition, operating expenses increased $0.7 million from the stabilized community acquired in May 1998. Residence operating expenses from Same Residences totaled 65.4 percent and 68.0 percent of rental and service revenue for 1999 and 1998, respectively. Residence operating expenses for all stabilized communities totaled 64.8 percent and 63.6 percent of rental and service revenues for 1999 and 1998, respectively.

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

         Lease Expense. Lease expense for the Company's leased communities totaled $13.4 million for 1999 compared to $9.0 million for 1998. The increase of $4.4 million related primarily to the opening and sale-leaseback of newly developed communities and the lease-acquisition of several additional communities.

         Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for 1999 compared to $1.1 million for 1998. The increase of $0.4 million relates primarily to the Company's newly developed communities.

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

Liquidity and Capital Resources
-------------------------------

         At December 31, 2000, the Company had a $3.9 million working capital deficit, compared to working capital of $1.4 million at December 31, 1999. The decrease relates primarily to a decrease in cash and cash equivalents of $2.0 million (as described below) and an increase in net current liabilities of $3.7 million including classification of $2.4 million of debt obligations as current due to violations of certain debt covenants that are otherwise not currently due. The Company anticipates that its cash requirements during 2001 will exceed the cash provided by operations.

         Net cash used in operating activities totaled $3.0 million for 2000, resulting primarily from a net loss of $6.5 million, adjusted $2.2 million for non-cash items (depreciation, amortization, adjustment of land held for sale to fair value, equity interest in joint ventures and minority interests), and an increase in net current liabilities of $1.3 million offset by an increase in dividends payable of $0.8 million, short-term borrowings of $.2 million, an increase in current portion of long-term debt of $1.0 million and the release of cash in working capital escrow of $0.4 million.

         Net cash used in investing activities totaled $43.6 million consisting primarily of costs to repurchase four of the Company's communities which were previously leased, along with other development and construction costs.

         Net cash provided by financing activities totaled $44.7 million, primarily consisting of property and equipment financing proceeds totaling $53.3 million, contributions by minority interests of $1.2 million, a decrease in restricted cash for financing arrangements of $0.7 million, and proceeds of $0.2 million from a sale-manageback arrangement with the Company's Chairman and Chief Executive Officer, offset by repayment of long-term debt of $9.3 million, establishment of a new escrow for permanent lease at the Company's Mesa, Arizona location of $1.4 million, and a net increase in payments and deposits for financing arrangements of $0.8 million.

         During January 2000, the Company obtained an $8.8 million loan, the proceeds of which will be used to construct and fund initial operations at the Company's 113-bed South Ogden, Utah community. As of December 31, 2000, the Company has drawn down approximately $5.8 million on this loan.

         Also during January 2000, the Company entered into a joint venture arrangement with an independent third party for the purpose of developing a 116-bed assisted living community in Salt Lake City, Utah. The Company's initial capital contribution for its 50 percent joint venture interest totaled $1.1 million, comprised of $0.6 million of incurred development costs and a $0.5 million development fee. The joint venture partner contributed $1.1 million in cash, which was utilized to acquire the land for the project. During July 2000, the Company obtained an $8.0 million loan, the proceeds of which will be used to construct and fund initial operations at this community. As of December 31, 2000, the Company has drawn down approximately $1.5 million on this loan.

         On August 1, 2000, the Company completed an $8.8 million permanent financing transaction for its Vacaville, California community. As a result of the transaction, the Company repaid construction debt in the amount of $7.5 million and generated approximately $1.1 million of cash available for general working capital requirements.

         During December 2000, the Company formed a joint venture with Mr. Bowen for the purpose of acquiring four communities for $33.9 million. The four communities, including one formerly accounted for as a capitalized lease, were previously leased from two separate real estate investment trusts. The Company contributed $0.6 million along with its rights to purchase the four communities for a 75% interest in the joint venture. Mr. Bowen contributed $1.2 million for a 25% interest. In addition, the venture obtained $32.2 million in bank financing and $0.5 million of seller provided financing in order to complete the four acquisitions.

         Also during December 2000, the Company obtained an $6.9 million loan, the proceeds of which will be used to construct and fund initial operations at the Company's 94-bed Elk Grove, California community. As of December 31, 2000, the Company has drawn down approximately $0.8 million on this loan.

         During 2000, the Company did not pay the quarterly dividends which accrued with respect to its preferred stock. The first quarter dividend rate was 6 percent. For each subsequent quarter in which the dividend was not paid, the dividend rate increased by one percent. The maximum rate that could apply to the dividend is 12 percent or prime plus 300 basis points. As of December 31, 2000, a total of $750,000 was in arrears. In March 2001, the Company's Board of Directors approved the conversion of the $750,000 of accrued dividends into 857,143 shares of common stock. In addition, the preferred shareholder agreed to waive its dividend for a period of two years.

         At December 31, 2000, the Company has capitalized costs totaling approximately $14.0 million related to communities under construction or development, encumbered by $11.4 million in outstanding debt.

         Since January 1, 2001, the Company has opened four newly developed communities. The initial operating deficits of these communities is being funded from a combination of construction loan reserves for two of the communities, a working capital escrow financed through a lease arrangement with a REIT for a third community, and thereafter from general working capital.

         As of July 23, 2001, the Company has two additional communities under construction. The first is scheduled to commence operations in the third quarter of 2001. The second is scheduled to open in the second quarter of 2002. The Company estimates that the construction financing for these communities is sufficient to complete the projects and fund the estimated initial operating deficit for approximately the first year of operations.

         In order to conserve working capital and generate additional working capital, the Company has at least temporarily discontinued development activities for its own account and has listed for sale three other parcels of real property previously held for development.

         Certain operating lease agreements and loans contain restrictive covenants. The Company is in violation of certain restrictive covenants pertaining to twelve operating lease agreements and a debt obligation, and the Company is currently attempting to resolve a notice of default. There can be no assurance regarding whether or not any of the Company's lessors or lenders will take aggressive action as a result of the covenant violations; however, should any of the Company's financial partners pursue an action which could jeopardize the Company's assets, liquidity or ongoing operations, the Company may be forced to pursue a court supervised reorganization.

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

Subsequent Events
-----------------

         During February 2001, the Company assigned its leasehold interest in the three Wyoming communities to a third party for $325,000.

         The Company has recently completed several transactions which are summarized under the caption "Description of Business - Recent Developments".

Recent Accounting Pronouncements
--------------------------------

         New accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         The Company's earnings are affected by changes in interest rates as a result of its variable rate indebtedness. The Company manages this risk by obtaining fixed rate borrowings when possible. At December 31, 2000, the Company's variable rate borrowings totaled $38.2 million. If market interest rates average one percent more in 2001 than in 2000, the Company's interest expense would increase and income before taxes would decrease by $382,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding variable rate borrowings as of December 31, 2000, and does not consider changes in the actual level of borrowings which may occur subsequent to December 31, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.


Item 8.  Financial Statements

         The financial statements required by this item are included on pages F-1 to F-25 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

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

         Name                              Age      Director Since
         ----------------------------      ----     --------------
         Walter C. Bowen(1)(2)              59      March 1995
         Dana J. O'Brien (1)(2)(3)(4)       45      December 1996
         Robert G. Peirce (3)               50      March 2001
         Steven L. Gish                     42      August 1995

         (1)  Member of Executive Committee
         (2)  Member of Compensation Committee
         (3)  Member of Audit Committee
         (4)  Member of Conflicts Committee

         Walter C. Bowen has served as Chairman of the Board and Chief Executive Officer and a director of the Company since its formation in March 1995. Mr. Bowen also served as President of the Company until October 31, 1999. Mr. Bowen has been involved in the development, ownership, and management of assisted living facilities since 1986, and has devoted a majority of his time to the ownership and operation of those facilities over the past five years. Mr. Bowen continues to serve as the Chief Executive Officer of the Bowen Companies.

         Dana J. O'Brien is a Senior Managing Director of Cornerstone Equity Investors, L.L.C., a New York-based investment firm formed in December 1996 to provide investment management services to several investment funds. Cornerstone is the investment advisor to Prudential Private Equity Investors III, L.P., the holder of all of the Company's issued and outstanding Series A and Series B Preferred Stock. During the five year period preceding December 1996, Mr. O'Brien served as Executive Vice President of Prudential Equity Investors, Inc., an investment management firm. Mr. O'Brien currently serves on the Board of Directors of several private companies, including Specialty Hospitals of America, Inc. and Ocadian, Inc. (formerly Guardian Care, Inc.). Mr. O'Brien became a director of the Company in December 1996.

         Robert G. Peirce was elected to the board on March 13, 2001. Since 1994, he has been the Chairman, President and Chief Executive Officer of Ocadian, Inc. (dba Ocadian Hospitals and Care Centers ). With 24 years of industry experience, he was Vice President of Operations for the Far West Region of Hillhaven Corporation for 18 years prior to joining Ocadian. Mr. Peirce is a member of the American College of Healthcare Administrators. He presently serves on the Regional Multifacility Committee for both the American Healthcare Association and the California Association of Health Facilities.

         Steven L. Gish has served as Chief Financial Officer, Treasurer, Secretary, and Assistant Secretary in addition to serving as a Director of the Company, since August 1995. In 1991 Mr. Gish became the Controller of the "Bowen Companies," a group of companies and businesses owned or controlled by Mr. Bowen, including the predecessor of the Company. Prior to that time, Mr. Gish served as Treasurer and Controller of McCormick and Baxter Creosoting Company, an industrial wood preserving company.

         Gary R. Maffei who served as a director of the Company since December 1995, resigned from the board on in April 2000. On March 13, 2001, Robert G. Peirce was elected by the board to serve the balance of Mr. Maffei's term which will expire at the 2001 annual meeting of the shareholders.

         Stephen A. Gregg who served as a director of the Company since December 1995, resigned from the board in January 2001.

         Wayne C. Rembold who served as a director of the Company since March 1999, resigned from the board in January 2001.

         Marvin S. Hausman, M.D. who served as a director of the Company since March 1996, resigned from the board in April 2001.

Compensation of Directors

         The Company pays each non-employee director $500 for attendance in person at each regular meeting of the Board of Directors. In addition, the Company will reimburse the directors for travel expenses incurred in connection with their activities on behalf of the Company.

         Each non-employee member of the Board of Directors of the Company is automatically granted an option to purchase 2,000 shares of Common Stock when that person becomes a director. Each non-employee director is also automatically granted an option to purchase 2,000 additional shares of Common Stock in each subsequent calendar year that the director continues to serve in that capacity. The exercise price for all automatic grants to non-employee directors will be the closing sales price of the Common Stock on the business day immediately preceding the date of grant.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership of the Common Stock with the Commission. Executive officers, directors and greater than ten percent shareholders are also required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, to the Company's knowledge all of the Section 16(a) filing requirements applicable to such persons during fiscal year 2000 were complied with on a timely basis.

         Information with respect to certain relationships and related transactions are included under Item 13 of Part III of this report.

Item 11.  Executive Compensation

         Summary Compensation Table. The following table sets forth, for the fiscal years ended December 31, 2000, 1999, and 1998 compensation information with respect to the Company's chief executive officer and each of its executive officers whose compensation from the Company exceeded $100,000 during the relevant fiscal year.

                           Summary Compensation Table

                               Annual Compensation

                                                                Other Annual
Name and Principal Position        Year      Salary     Bonus  Compensation(1)
---------------------------        ----     ---------- ------  ---------------

Walter C. Bowen                    2000     $ 24,000   $  -0-     $120,600(10)
     Chairman of the Board         1999     $250,000   $  -0-     $ 66,750(10)
     Chief Executive Officer       1998(2)  $250,000   $  -0-     $ 77,384(10)

Louis Swart                        2000     $225,000   $  -0-       $1,500
     President                     1999(4)  $132,901   $  -0-       $8,830(5)

James W. Ekberg                    2000     $150,000   $  -0-       $4,500
     Senior Vice President         1999     $150,000   $  -0-       $1,750
     of Finance and                1998     $150,000   $  -0-       $2,384
     Development(6)

Eric W. Jacobsen(7)                2000     $  -0-     $  -0-       $  -0-
     Chief Operating Officer       1999     $101,250   $  -0-       $1,750
                                   1998     $135,000   $  -0-       $2,384

Dale J. Zulauf(8)                  2000     $246,963   $  -0-       $  -0-
     Chief Operating Officer       1999     $ 33,333   $  -0-       $  -0-
                                   1998     $    -0-   $  -0-       $  -0-

Steven L. Gish                     2000     $133,750   $  -0-       $4,013
     Chief Financial Officer       1999     $120,000   $  -0-       $1,750
                                   1998(3)  $ 95,000   $  -0-       $2,384

David R. Gibson(9)                 2000     $113,750   $  -0-       $3,413
     Vice President for Corporate  1999     $100,000   $  -0-       $3,000
     Affairs, General Counsel and  1998(3)  $ 90,000   $  -0-       $3,000
     Corporate Secretary

(1) Represents the amount of a contribution by the Company to the officer's 401(k) plan account unless otherwise indicated.

(2) Mr. Bowen also served as President of the Company from its inception through October 31, 1999.

(3) Certain executive officers of the Company fulfill similar executive functions for certain of the Bowen Companies. A portion of the salary expense for these officers is reimbursed to the Company through a general allocation made pursuant to the Administrative Services Agreement. The disclosed salary amount represents the net compensation paid by the Company to the officer for the indicated period after reimbursement by the Bowen Companies for time spent by the officer on Bowen Companies business.

(4) Mr. Swart served as Chief Operating Officer of the Company from April 12, 1999, through October 31, 1999, at an annual salary of $175,000 and became President November 1, 1999, at an annual salary of $225,000. Mr. Swart's compensation includes $8,000 paid in connection with his relocation to Portland, Oregon.

(5) Mr. Swart received a total of $16,830 in reimbursement of relocation expenses during 1999, a portion of which was treated as compensation.

(6)      In 1998 Mr. Ekberg served as Executive Vice President of the Company.

(7) Mr. Jacobsen resigned as an officer of the Company effective April 12, 1999, but remained an employee through June 30, 1999, and served as an independent contractor to the Company through September 30, 1999. The salary disclosed includes $67,500 paid to Mr. Jacobsen as an employee and $33,750 paid to him as an independent contractor.

(8) Mr. Zulauf served as Chief Operating Officer of the Company from November 1, 1999 through June 7, 2000, at an annual salary of $200,000. He resigned as an officer of the Company effective June 7, 2000. Under terms of a severance agreement Mr. Zulauf continued to be paid through June 7, 2001. The salary disclosed includes $72,692 paid to Mr. Zulauf as an employee and $121,154 paid under a severance agreement. Mr. Zulauf also received a total of $13,796 in reimbursement of temporary living and other expenses during 2000, which were treated as compensation. After his resignation from the Company, Mr. Zulauf provided executive search services for the Company and was paid $33,840 for those services in 2000 which is included in the salary disclosed.

(9) Mr. Gibson resigned as an officer of the Company effective April 25, 2001.

(10) Mr. Bowen was paid guaranty fees totaling $120,000, $65,000 and $75,000 in 2000, 1999 and 1998, respectively. See item 13.

         Employment Agreements. Each officer of the Company has entered into an employment agreement with the Company. The employment agreements for Messrs. Bowen, Ekberg and Gish expired in December 2000. Mr. Swart's employment agreement expires in March 2004. The agreements generally entitle the officer to benefits customarily provided by the Company and provide for a base salary and eligibility for a bonus. The Company may terminate any officer without cause by making to such officer a cash payment equal to one year's base salary at the rate in effect at the time of termination. Any officer may terminate his employment upon 60 days' prior written notice. In addition, each officer has entered into a restrictive covenant agreement containing noncompetition and nondisclosure provisions.

         Stock Option Grants in Fiscal 2000. There were four grants of stock options made by the Company during fiscal 2000 to the officers of the Company named in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

-------------------------------------------------------------------------------------------------------
                                                                        Potential realizable value at
                               Individual Grants                        assumed annual rates of stock
                                                                        price appreciation for option
                                                                        term(2)
---------------- ---------- ---------- ----------- ----------- -------- ----------- ----------- -------
     Name        Number of  Percent of Exercise      Market     Expir-      0%          5%          10%
                 securities   Total     Price      price on     ation       ($)         ($)         ($)
                 underlying  Options   $/share      date of     date
                 options    granted to               grant
                 granted    employees
                            in fiscal
                             year(1)
---------------- ---------- ---------- ----------- ----------- -------- ----------- ----------- -------
Louis Swart      75,000(3)     21.3%     $0.75       $0.75     06/28/10    -0-       35,375      89,648
---------------- ---------- ---------- ----------- ----------- -------- ----------- ----------- -------
James W. Ekberg  75,000(4)     21.3%     $0.75       $0.75     06/28/09    -0-       35,375      89,648
---------------- ---------- ---------- ----------- ----------- -------- ----------- ----------- -------
Steven L. Gish   50,000(5)     14.2%     $0.75       $0.75     06/28/09    -0-       23,584      59,765
---------------- ---------- ---------- ----------- ----------- -------- ----------- ----------- -------
David R. Gibson  50,000(6)     14.2%     $0.75       $0.75     06/28/09    -0-       23,584      59,765
---------------- ---------- ---------- ----------- ----------- -------- ----------- ----------- -------

(1)      The Company granted a total of 352,000 options to employees in 2000.

(2) Future value of current year grants assuming appreciation of 0 percent, 5 percent and 10 percent per year over the life of the option. The actual value realized may be greater or less than the potential realizable values set forth in the table. The assumed rates of growth are prescribed by the Securities and Exchange Commission (the "Commission") for illustrative purposes only and are not intended to predict or forecast future stock prices.

(3) The options have a term of ten years and vest 16.67 percent every six months beginning on June 1, 2001. Upon the occurrence of certain corporate transactions, the exercisability of the options may be accelerated.

(4) These options have a term of nine years and 50,000 shares vested on the grant date of June 28, 2000. The remaining shares vest 50 percent on June 1, 2001 and 50 percent on December 1, 2001. Upon the occurrence of certain corporate transactions, the exercisability of the options may be accelerated.

(5) These options have a term of nine years and 33,333 shares vested on the grant date of June 28, 2000. The remaining shares vest 50 percent on June 1, 2001 and 50 percent on December 1, 2001. Upon the occurrence of certain corporate transactions, the exercisability of the options may be accelerated.

(6) These options have a term of nine years and 16,666 shares vested on the grant date of June 28, 2000. The remaining shares vest 16.67 percent every six months beginning on June 1, 2001. Upon certain corporate transactions, the exercisability of the options may be accelerated.

         Option Exercises in 2000 and Fiscal Year-End Option Values. The following table sets forth information (on an aggregated basis) concerning the fiscal year-end value of unexercised options held by each of the officers of the Company named in the Summary Compensation Table. None of the officers named below exercised any stock options during fiscal 2000.

                          Fiscal Year-End Option Values

                                                                        Value of Unexercised
                     Acquired              Number of Unexercised            In-the-Money
                        on       Value        Options at Year-End       Options at Year-End(1)
                                           -------------------------   -------------------------
Name                 Exercise   Realized   Exercisable Unexercisable   Exercisable Unexercisable
----                 --------   --------   ----------- -------------   ----------- -------------
Walter C. Bowen          --        --            --             --         --               --
Louis Swart              --        --        10,000        115,000     $  -0-             $ -0-
James W. Ekberg          --        --       165,000(2)      35,000     $  -0-             $ -0-
Eric W. Jacobsen         --        --        95,000          5,000     $  -0-             $ -0-
Steven L. Gish           --        --        86,333(3)      23,667     $  -0-             $ -0-
David R. Gibson          --        --        31,666         43,334     $  -0-             $ -0-
------------------------------------------------------------------------------------------------



(1) Options are "in-the money" if the fair market value of the underlying securities on that date exceeds the exercise price of the option. The amount set forth represents the difference between the fair market value of the securities underlying the options on December 31, 2000, based on the last sale price of $0.75 per share of Common Stock on the date (as reported on the Over-the-Counter Market) and the exercise price of the options, multiplied by the applicable number of options.

(2) Does not include an option to purchase 50,000 shares of Common Stock, which is immediately exercisable at an exercise price of $6.00 a share, granted to Mr. Ekberg by Mr. Bowen in 1995.

(3) Does not include an option to purchase 25,000 shares of Common Stock, which is immediately exercisable at an exercise price of $6.00 a share, granted to Mr. Gish by Mr. Bowen in 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of June 30, 2001, with respect to the beneficial ownership of the Company's Common Stock by each director, by each executive officer of the Company named in the Summary Compensation Table, by all directors and executive officers as a group, and by each person who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock. Unless otherwise indicated in the Table, each person has sole voting power and sole investment power with respect to all outstanding shares of Common Stock shown as beneficially owned by them.

                                   Amount and Nature
 Name and Address of                of Beneficial          Percent of
 Beneficial Owner(1)                    Ownership           Class(2)
---------------------              -----------------        --------

Walter C. Bowen                     3,983,631(3)              67.0%
Louis Swart                            32,500                   *
James W. Ekberg                       232,500(4)               3.8%
Eric W. Jacobsen                       95,000                  1.6%
Steven L. Gish                        121,666(4)               2.0%
Dana J. O'Brien                        10,000(5)(6)             *
Robert G. Peirce                        6,500(7)                *

Prudential Private Equity
Investors III, L.P.
717 Fifth Avenue, Suite 1100
New York, NY  10022                 2,257,636(8)               30.7%

LTC Healthcare, Inc.
300 Esplanade Drive, Suite 1860
Oxnard, CA  93030                   1,133,333(9)               16.0%

All directors and executive officers
  as a group (7 persons)            4,481,797                  69.6%

* Less than one percent.

(1) Unless otherwise indicated, the address of each person named is c/o Regent Assisted Living, Inc., 121 S. W. Morrison Street, Suite 1000, Portland, Oregon 97204.

(2) Assumes the exercise of solely that individual's options, or conversion of solely that party's underlying instruments, and issuance by the Company of the related number of shares of Common Stock.

(3) Includes 580,431 shares of common stock approved by the Company's Board of Directors in March 2001 in connection with the Plan. Includes 80,000 shares held of record by Mr. Bowen that may be purchased within 60 days by certain officers and one other individual pursuant to options granted by Mr. Bowen. Mr. Bowen has granted options to purchase a portion of his shares to Messrs. Ekberg (50,000 shares) and Gish (25,000 shares).

(4) Includes shares that may be acquired within 60 days pursuant to options granted by Mr. Bowen to purchase a portion of his shares and those shares that may be purchased pursuant to options granted under the Company's 1995 Stock Incentive Plan.

(5) Includes 10,000 shares that may be acquired within 60 days pursuant to options granted under the Company's 1995 Stock Incentive Plan.

(6) Does not include shares of Series A or Series B Preferred Stock owned by Prudential Private Equity Investors III, L.P. ("PPEI"), an investment fund managed by Cornerstone Equity Investors, L.L.C., the employer of Mr. O'Brien.

(7) Includes 2,000 shares that may be acquired within 60 days pursuant to options granted under the Company's 1995 Stock Incentive Plan.

(8) Includes 857,143 shares of common stock approved by the Company's Board of Directors in March 2001 in connection with the Plan. Includes the number of shares that may be acquired within 60 days pursuant to the holder's right to convert its Series A Preferred Stock into shares of Common Stock. PPEI also owns 382,882 shares of Series B Preferred stock, each share of which can be converted into one share of Series A Preferred Stock or into a total of 417,690 shares of Common Stock upon the occurrence of specified conversion events.

(9) This number comprises the 1,133,333 shares that may be acquired by LTC Healthcare, Inc. within 60 days pursuant to its right to convert its currently outstanding subordinated convertible notes into shares of the Company's Common Stock at a rate of $7.50 per share.


Item 13.  Certain Relationships and Related Transactions

         Mr. Bowen holds a 99 percent general partnership interest in the Regency Park Apartments Limited Partnership ("Regency Partnership"), an Oregon limited partnership from which the Company leases its Regency Park community located in Portland, Oregon. Mr. Bowen also holds a 99 percent ownership interest in Sterling Park, L.L.C., a Washington limited liability company from which the Company leases its Sterling Park community located in Redmond, Washington. Mr. Bowen's minor children hold the remaining one percent interest in the Regency Partnership and Sterling Park, L.L.C. As a result, Mr. Bowen may be deemed to receive the portion of the lease payments remaining after service of the debt to which the properties are subject. For 2000, these lease payments were $1,070,400 for Regency Park and $1,253,124 for Sterling Park of which $257,400 for Regency Park and $233,124 for Sterling Park were deferred at December 31, 2000. For 1999, these lease payments were $1,320,536 for Regency Park and $1,486,248 for Sterling Park. For 1998, these lease payments were $1,312,400 for Regency Park and $1,486,250 for Sterling Park. In March 2001, the Company's Board of Directors approved the conversion of the $507,877 of deferred lease payments due to Mr. Bowen into 580,431 shares of common stock.

         Mr. Bowen holds a 90 percent interest in Desert Flower, LLC, an Oregon limited liability company that owns the Desert Flower Assisted Living community in Scottsdale, Arizona. Mr. Bowen's minor children hold the remaining ten percent interest in Desert Flower, LLC. In 1999, the Company developed the community and sold it to Desert Flower, LLC in a transaction through which the Company received proceeds of $1.2 million and Desert Flower, LLC assumed $8.8 million in debt. The terms of the agreement contain a guaranteed return which constitutes continuing involvement under SFAS No. 66, Accounting for Sales of Real Estate and accordingly, the Company has accounted for the sale under the deposit method. Under this method, the Company continues to report the asset, depreciation and related debt in the Company's financial statements and does not recognize profit from the sale. Upon satisfaction of the continuing involvement criteria, the transaction will be accounted for as a sale. The Company manages the community for Desert Flower, LLC, subject to a net operating income guaranty provided by the Company. In 2000, the Company recorded $39,009 as management fee income and $142,070 as an increase in deposits under sales contract.

         During December 2000, the company formed with Mr. Bowen a joint venture, Regent/Bowen, LLC, for the purpose of acquiring four communities for $33.9 million. The four communities were previously leased from two separate real estate investment trusts. The Company contributed $0.6 million along with its rights to purchase the four communities for a 75% interest in the joint venture. Mr. Bowen contributed $1.2 million for a 25% interest. In addition, the venture obtained $32.2 million in bank financing and $0.5 million of seller provided financing in order to complete the four acquisitions.

         In March 2001, as part of the Plan, Mr. Bowen agreed to provide $1 million in bridge financing (the Bridge Loan) to the Company. Through July 23, 2001, Mr. Bowen has provided cash advances totaling $750,000 under the Bridge Loan and earned fees totaling $15,000 as a result of providing this financing. At June 30, 2001, the advances under the Bridge Loan were combined with additional amounts due to Mr. Bowen and an affiliated Company, Bowen Development Company, along with accrued interest, into a demand note in the amount of $1,259,133. At the sole option of the holder, the note is due upon the sale of certain assets, upon demand or no later than June 30, 2002. The note is secured by land held for sale.

         On July 3, 2001, the Company's Board of Directors approved a $1 million operating line of credit provided by Mr. Bowen. Through July 23, 2001, the Company has drawn $600,000 under the line. The line is secured by a deed of trust recorded in a second position against certain real property. At the sole option of the holder, the line of credit is due upon the sale of certain assets, upon demand or no later than June 30, 2002. The line of credit bears interest at 18 percent. Mr. Bowen earned a $50,000 fee as a result of providing this financing.

         Bowen Development Company, which is wholly owned by Mr. Bowen, completed construction of one of the Company's new Regent Court communities in 2000. Additionally, Bowen Development Company completed one more community during 2001. Each of these projects is contracted for a fixed price that includes "contractor's overhead and profit" which is paid on a percentage of completion basis. Bowen Development Company lost approximately $414,000 in 2000 and earned fees totaling approximately $526,100 in 1999 on these two projects. The Company's Conflicts Committee or independent directors approved these two contracts after solicitation and review of competitive bids from unaffiliated general contractors.

         The Company believes that each of the foregoing transactions was on terms no less favorable to the Company than could have been obtained from unaffiliated parties in arm's-length transactions; however, there can be no assurance that such is the case.

         The Company and the Bowen Companies are all controlled by Mr. Bowen. Certain executive officers of the Company, including Messrs. Bowen and Gish, fulfill similar executive functions for other Bowen Companies and spend significant amounts of time on the business of other Bowen Companies. The Company provides management and administrative services to, and from time to time may obtain services or the use of certain equipment from, certain of the Bowen Companies pursuant to an Administrative Services Agreement. Under that agreement, the Bowen Companies and the Company reimburse each other for the actual cost of services received under the Administrative Services Agreement. The Company believes that the sharing of executive management and other resources (such as data processing, accounting, legal, financial, tax, treasury, risk management and human resources) provides benefits to the Company by giving it access to a level of experience and expertise that can only be supported by a larger organization. The Administrative Services Agreement is cancelable by any party, including the Company, on 60 days' notice. Pursuant to the terms of the Administrative Services Agreement, reimbursement of costs will be reviewed at least annually by the Audit Committee of the Board of Directors.

         The Administrative Services Agreement requires the Bowen Companies to offer first to the Company any opportunities received by or originated with the Bowen Companies relating to the assisted living business. The Administrative Services Agreement also requires all transactions between the Company and the Bowen Companies to be on an arm's length basis containing terms no less favorable to the Company than could have been obtained from an unrelated third party and requires any such transaction to be approved by a majority of the Company's directors unaffiliated with the Bowen Companies. In 2000, Regent charged the Bowen Companies $10,300 under the Administrative Services Agreement. In 1999, Regent charged the Bowen Companies $78,000 under the Administrative Services Agreement. In 1998, Regent charged the Bowen Companies $145,000 under the Administrative Services Agreement.

         As of June 30, 2001, Mr. Bowen had provided personal guarantees for repayment and performance of covenants on Company loan agreements in an aggregate amount of $40,795,700. Mr. Bowen was paid $120,000, $65,000 and $75,000 in 2000, 1999 and 1998, respectively, in exchange for his personal guaranties.

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

        (3)10.26 Stock Purchase Warrant in favor of PPEI for 200,000 Shares of Common Stock.

        (3)10.27 First Amendment to Lease between the Company and Regency Park Apartments Limited Partnership dated December 16, 1996

        (3)10.28 Second Amendment to Lease between the Company and Sterling Park, L.L.C. dated December 16, 1996

        (3)10.29 Form of Indemnity Agreement between the Company and directors

        (3)10.30      Employment Agreement between Eric W. Jacobsen and the
                      Company

        (6)10.32      Employment Agreement between Louis Swart and the Company

        (6)10.33 Restrictive Covenant Agreement between Louis Swart and the Company

        (7)10.34 Employment Agreement, effective as of November 1, 1999, between Dale J. Zulauf and the Company

        (7)10.35 Restrictive Covenant Agreement, effective as of November 1, 1999, between Dale J. Zulauf and the Company

        (8)21         List of Subsidiaries

        (8)23.1       Consent of PricewaterhouseCoopers LLP


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

(3) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996

(4) Incorporated by reference to the Exhibits to the Company's Form 10-QSB dated May 14, 1998

(5) Incorporated by reference to the Exhibits to the Company's Form 8-K dated December 22, 1998

(6) Incorporated by reference to the Exhibits to the Company's Form 10-QSB dated May 12, 1999

(7) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999

(8)      Filed herewith

         All other schedules and exhibits are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

         (a)(3)   Form 8-K

         There were no Reports on Form 8-K filed for the year ended December 31, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, State of Oregon, on the 25th day of July, 2001.

                                               REGENT ASSISTED LIVING, INC.


                                               By:  /s/  Walter C. Bowen
                                                   ---------------------
                                                   Walter C. Bowen
                                                   Chief Executive Officer
                                                   and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the following persons in the capacities indicated have signed this report below on the 25th day of July, 2001.

          Signature                       Title
          ---------                       -----

/s/  Walter C. Bowen            Chief Executive Officer,
------------------------------- Chairman of the Board and Director
Walter C. Bowen                 (Principal Executive Officer)


/s/  Steven L. Gish             Chief Financial Officer, Treasurer,
------------------------------- Secretary and Director
Steven L. Gish                  (Principal Financial and Accounting Officer)


/s/  Robert G. Peirce
-------------------------------
Robert G. Peirce, Director


/s/  Dana J. O'Brien
-------------------------------
Dana J. O'Brien, Director

Regent Assisted Living, Inc.
and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2000 and 1999

Regent Assisted Living, Inc. and Subsidiaries
Table of Contents


                                                                            Page

Report of Independent Accountants - PricewaterhouseCoopers LLP .............F-1

Financial Statements:
     Consolidated Balance Sheets............................................F-2
     Consolidated Statements of Operations..................................F-3
     Consolidated Statements of Changes in Shareholders' Equity.............F-4
     Consolidated Statements of Cash Flows..................................F-5

Notes to Consolidated Financial Statements .................................F-6

                        Report of Independent Accountants


To the Board of Directors and Shareholders
Regent Assisted Living, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Regent Assisted Living, Inc. and Subsidiaries (the Company) at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 12 and 13 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 12 and 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Oregon
March 30, 2001, except for Notes 12 and 13,
      as to which the date is July 10,
         2001

Regent Assisted Living, Inc. and Subsidiaries Consolidated
Balance Sheets December 31, 2000 and 1999

                                                                              2000            1999
                                       ASSETS
Current assets:
   Cash and cash equivalents                                              $ 2,580,004     $ 4,537,839
   Cash held in working capital escrow                                      1,381,781         404,598
   Accounts receivable, net                                                   557,355         723,081
   Prepaid expenses                                                           931,506         739,569
   Construction advances receivable                                                 -         235,706
   Land held for sale                                                       2,400,000       2,860,000
                                                                          ------------    ------------
     Total current assets                                                   7,850,646       9,500,793

Restricted cash                                                             2,292,269       2,916,182
Property and equipment, net                                                78,546,940      46,900,983
Investment in and advances to joint venture                                   629,061         383,114
Other assets                                                                3,738,642       2,985,291
                                                                          ------------    ------------
     Total assets                                                         $93,057,558     $62,686,363
                                                                          ============    ============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                      $ 5,917,043     $ 2,266,919
   Construction accounts payable                                              324,572         463,136
   Accounts payable and other accrued expenses                              3,188,962       3,414,976
   Accrued payroll                                                          1,810,907       1,490,594
   Accrued interest                                                           551,892         438,017
                                                                          ------------    ------------
     Total current liabilities                                             11,793,376       8,073,642

Long-term debt                                                             65,061,708      32,275,189
Convertible subordinated notes                                              9,000,000       9,000,000
Deposits under sales contract                                              10,297,381      10,194,342
Deferred gains and development fees, net                                    5,268,468       6,714,156
Other liabilities                                                           2,740,764       1,387,250
                                                                          ------------    ------------
     Total liabilities                                                    104,161,697      67,644,579

Minority interest in consolidated subsidiaries                              1,422,226         352,389
                                                                          ------------    ------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized; 1,666,667
     shares issued and outstanding in 2000 and 1999                         9,349,841       9,349,841
   Common stock, no par value, 25,000,000 shares authorized; 4,507,600
     shares issued and outstanding in 2000 and 1999                        10,619,349      10,619,349
   Accumulated deficit                                                    (32,495,555)    (25,279,795)
                                                                          ------------    ------------
     Total shareholders' equity                                           (12,526,365)     (5,310,605)
                                                                          ------------    ------------
     Total liabilities and shareholders' equity                           $93,057,558     $62,686,363
                                                                          ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

                                                     2000              1999               1998
Revenues:
   Rental and service                           $ 64,180,365      $ 53,635,079       $ 30,217,379
   Management fees                                   728,374           453,936            201,816
                                                ------------      ------------       ------------
     Total revenues                               64,908,739        54,089,015         30,419,195

Operating expenses:
   Residence operating expenses                   45,025,215        38,605,500         25,602,709
   General and administrative                      7,071,740         7,251,337          4,161,981
   Lease expense                                  13,941,519        13,390,695          9,014,483
   Depreciation and amortization                   1,784,031         1,512,835          1,080,050
                                                ------------      ------------       ------------
     Total operating expenses                     67,822,505        60,760,367         39,859,223
                                                ------------      ------------       ------------
     Operating loss                               (2,913,766)       (6,671,352)        (9,440,028)

Interest income                                      507,641           305,656            336,168
Interest expense                                  (3,908,366)       (2,645,863)        (1,594,777)
Equity in losses of joint ventures                  (296,817)         (246,565)          (360,028)
Other income (loss), net                              15,385           445,860             (3,467)
                                                ------------      ------------       ------------
     Loss before minority interests               (6,595,923)       (8,812,264)       (11,062,132)

Minority interests                                   130,163            35,888                  -
                                                ------------      ------------       ------------
     Loss before income taxes                     (6,465,760)       (8,776,376)       (11,062,132)

Provision for income taxes                                 -                 -                  -
                                                ------------      ------------       ------------
     Net loss                                     (6,465,760)       (8,776,376)       (11,062,132)

Preferred stock dividends                           (750,000)         (600,000)          (600,000)
                                                ------------      ------------       ------------
     Net loss available to common shareholders  $ (7,215,760)     $ (9,376,376)      $(11,662,132)
                                                ============      ============       ============
Basic loss per common share                        $   (1.60)        $   (2.03)         $   (2.52)
                                                ============      ============       ============
Diluted loss per common share                      $   (1.60)        $   (2.03)         $   (2.52)
                                                ============      ============       ============
Weighted average common shares
     outstanding - basic                           4,507,600         4,615,135          4,633,000
                                                ============      ============       ============
Weighted average common shares
     outstanding - diluted                         4,507,600         4,615,135          4,633,000
                                                ============      ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998

                                                 Preferred Stock
                               --------------------------------------------
                                    Series A               Series B               Common Stock                            Total
                               ----------------------   -------------------  ----------------------   Accumulated     Shareholders'
                                 Shares     Amount       Shares    Amount     Shares      Amount        Deficit           Equity
                               ---------  -----------   -------  ----------  ---------  -----------  -------------  --------------
Balance, December 31, 1997     1,283,785  $ 7,201,910   382,882  $2,147,931  4,633,000  $10,808,703  $ (4,241,287)  $ 15,917,257

   Preferred stock dividends                                                                             (600,000)      (600,000)

   Net loss                                                                                           (11,062,132)   (11,062,132)
                               ---------  -----------   -------  ----------  ---------  -----------  -------------  --------------
Balance, December 31, 1998     1,283,785    7,201,910   382,882   2,147,931  4,633,000   10,808,703   (15,903,419)     4,255,125

   Preferred stock dividends                                                                             (600,000)      (600,000)

   Shares repurchased and retired                                             (125,400)    (189,354)                    (189,354)

   Net loss                                                                                            (8,776,376)    (8,776,376)
                               ---------  -----------   -------  ----------  ---------  -----------  -------------  --------------
Balance, December 31, 1999     1,283,785    7,201,910   382,882   2,147,931  4,507,600   10,619,349   (25,279,795)    (5,310,605)

   Preferred stock dividends                                                                             (750,000)      (750,000)

   Net loss                                                                                            (6,465,760)    (6,465,760)
                               ---------  -----------   -------  ----------  ---------  -----------  -------------  --------------
Balance, December 31, 2000     1,283,785  $ 7,201,910   382,882  $2,147,931  4,507,600  $10,619,349  $(32,495,555)  $(12,526,365)
                               =========  ===========   =======  ==========  =========  ===========  =============  ==============























The accompanying notes are an integral part of the consolidated financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998

                                                                         2000            1999            1998
Cash flows from operating activities:
   Net loss                                                         $ (6,465,760)   $ (8,776,376)   $(11,062,132)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization                                     1,784,031       1,512,835       1,080,050
     Loss (gain) on sale of assets                                           104        (462,113)              -
     Adjustment on land held for sale to estimated fair value            791,245       1,489,197               -
     Amortization of deferred gains and development fees                (522,177)       (509,738)       (350,564)
     Equity interest in joint ventures                                   296,817         246,565         360,028
     Non-cash operating expense                                                -               -         128,957
     Increase in allowance for doubtful accounts                          23,000               -          10,000
     Minority interests                                                 (130,163)        (35,888)              -
     Changes in other assets and liabilities:
       Cash held in working capital escrow                               413,608       1,181,027         (10,925)
       Accounts receivable                                               196,149        (435,598)       (169,373)
       Prepaid expenses                                                 (191,937)       (494,245)       (145,523)
       Other assets                                                     (103,637)        198,914        (990,086)
       Accounts payable and other accrued expenses                      (226,014)      1,134,746       1,595,094
       Accrued payroll                                                   320,313         276,964         711,062
       Accrued interest                                                  169,933         119,816         138,238
       Other liabilities                                                 603,514        (198,914)      1,068,586
                                                                    -------------   -------------   -------------
     Net cash used in operating activities                            (3,040,974)     (4,752,808)     (7,636,588)
                                                                    -------------   -------------   -------------
Cash flows from investing activities:
   Purchases of property and equipment                               (45,812,247)    (13,248,696)    (36,267,398)
   Increase (decrease) in construction accounts payable                 (138,564)       (145,449)         25,542
   Investment in and advances to joint ventures                          (14,114)        (12,400)       (158,563)
   Proceeds from sale of property and equipment                        2,401,375         740,309         829,408
   Proceeds from sale of equity interest                                       -         725,000               -
   Withdrawals from (deposits to) replacement reserve account, net       (72,937)         20,555         (80,186)
                                                                    -------------   -------------   -------------
     Net cash used in investing activities                           (43,636,487)    (11,920,681)    (35,651,197)
                                                                    -------------   -------------   -------------
Cash flows from financing activities:
   Short-term borrowings                                                       -               -      (4,500,000)
   Proceeds from issuance of long-term debt                           53,275,199      19,986,691      27,490,812
   Payments on long-term debt                                         (9,278,775)    (14,688,127)    (38,421,190)
   Construction (advances) payments                                      235,706         368,200        (110,625)
   Payments and deposits for lease financing arrangements, net          (759,432)       (551,638)       (897,484)
   Restricted cash for lease financing arrangements, net                 696,850        (415,344)       (315,802)
   Deferred development fees from lease financing arrangements           637,830         243,419         497,218
   Proceeds from lease financing arrangements                         (1,390,791)     10,766,814      53,822,808
   Proceeds from issuance of convertible subordinated notes                    -               -       9,000,000
   Proceeds from sales contract                                          103,039       1,419,342               -
   Contributions by minority interests                                 1,200,000         388,277               -
   Preferred stock dividends                                                   -        (600,000)       (600,000)
   Payments to repurchase common stock                                                  (189,354)              -
                                                                    -------------   -------------   -------------
     Net cash provided by financing activities                        44,719,626      16,728,280      45,965,737
                                                                    -------------   -------------   -------------
     Net increase (decrease) in cash and cash equivalents             (1,957,835)         54,791       2,677,952

Cash and cash equivalents, beginning of period                         4,537,839       4,483,048       1,805,096
                                                                    -------------   -------------   -------------
Cash and cash equivalents, end of period                             $ 2,580,004     $ 4,537,839     $ 4,483,048
                                                                    =============   =============   =============
The accompanying notes are an integral part of the consolidated financial statements.
                                      F-5a

Regent Assisted Living, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
For the Years Ended December 31, 2000, 1999 and 1998


Supplemental disclosure of non-cash investing and financing activities:
   Assumption of debt by minority interests                             $      -     $ 1,291,448        $      -
                                                                    =============   =============   =============
   Assumption of debt by joint venture                                  $      -     $ 1,692,467        $      -
                                                                    =============   =============   =============
   Debt assumed pursuant to sales contract                              $      -     $ 8,775,000        $      -
                                                                    =============   =============   =============
   Long-term debt incurred to acquire minority interest in
     consolidated subsidiary                                            $      -        $      -      $  250,000
                                                                    =============   =============   =============
   Contribution of property and equipment in exchange for
     investment in and advances to joint venture                      $  653,423        $      -      $  138,000
                                                                    =============   =============   =============
   Receivable in joint venture in exchange for developer fee          $   71,350        $      -        $      -
                                                                    =============   =============   =============
   Preferred stock dividends accrued                                  $  750,000        $      -        $      -
                                                                    =============   =============   =============

































The accompanying notes are an integral part of the consolidated financial statements.
                                      F-5b

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

     The Company
     As of December 31, 2000, the Company operated thirty assisted living communities in nine western states. In addition, the Company had five communities under construction and two under development. During 2000, the Company commenced operations at one internally developed stand-alone Alzheimer care community, which is owned by a joint venture, and entered into one additional management contract.

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

     Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and entities in which it has a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Cash held in working capital escrow
     Cash is held in the Company's name in bank accounts in the custody of financial institutions. This cash is available for release in accordance with the related agreements (see Note 13).

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.   Operations and Summary of Significant Accounting Policies (Continued)

     Land held for sale
     The Company has made three parcels of land available for sale at December 31, 2000 and two parcels at December 31, 1999. This land was previously acquired for development. Of the land held for sale at December 31, 1999, one parcel was sold in 2000 for net proceeds of $2,401,375. Two additional parcels were made available for sale during 2000. The Company recorded an expense of $791,245 and $1,489,197 in 2000 and 1999, respectively, to adjust the land held for sale to its estimated fair market value.

     Restricted cash
     The Company is required to provide letters of credit to lenders in connection with certain financing arrangements. Financial institutions providing the letters of credit have required cash collateral for the letters of credit, totaling $1,718,973 and $2,721,758 as of December 31, 2000 and 1999, respectively. Restricted cash also includes a replacement reserve required to be maintained for two of the communities and a cash collateral reserve required for two of the communities under development and construction (see Note 13).

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

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

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

     Income taxes
     Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

     Computation of per share amounts
     Basic Earnings Per Share (EPS) is calculated using income (loss) attributable to common shares (after deducting preferred dividends) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated using income (loss) attributable to common shares (after deducting preferred dividends and considering the effects of dilutive common equivalent shares) divided by the weighted-average number of common shares and dilutive common shares outstanding for the period. The weighted average shares issuable upon the exercise of stock options were not included in the calculation because they were antidilutive.

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

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.   Operations and Summary of Significant Accounting Policies (Continued)

     Use of estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Recent accounting pronouncements
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 provided guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company adopted SAB 101 as of December 31, 2000. The adoption did not have a material effect on the previously reported quarterly financial results or the annual financial results, as the Company's revenue recognition policies were already consistent with SAB 101.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 Accounting for Stock issued to Employees. FIN 44 is effective July 1, 2000, but certain conclusions must be applied earlier. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

     The FASB has issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This statement amends SFAS No. 133 for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000. If SFAS No. 133 is adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company's financial statements.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.   Operations and Summary of Significant Accounting Policies (Continued)

     Recent accounting pronouncements (continued)
     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers that are secured borrowings.

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Company believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

     In June 2001, the FASB unanimously approved both SFAS No. 141 and No. 142. It is anticipated that both statements will be issued in July 2001. The Company does not anticipate the adoption of these statements to have a material impact on the Company's consolidated financial statements.


2.   Property and Equipment

     Property and equipment are stated at cost and consist of the following:

                                                          2000          1999

     Land                                             $ 7,054,444   $ 5,364,716
     Buildings and improvements                        55,383,869    33,332,546
     Furniture and equipment                            5,148,211     4,289,447
     Construction in progress                          14,073,406     6,572,177
                                                     ------------  ------------

                                                       81,659,930    49,558,886

     Less accumulated depreciation and amortization     3,112,990     2,657,903
                                                     ------------  ------------

         Property and equipment, net                 $ 78,546,940  $ 46,900,983
                                                     ============  ============

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

2.   Property and Equipment (Continued)

     Land, buildings and certain furniture and equipment serve as collateral for long-term debt. Construction in progress includes land, development and building costs incurred in connection with the construction of the Company's new communities and the cost of land held for development. Property and equipment includes the asset value attributable to capital leases in the amount of $1,186,361 (land only) at December 31, 2000 and $8,910,539 at December 31, 1999. Accumulated amortization related to these leases was $771,000 at December 31, 1999.


3.   Other Assets

     Other assets consist of the following:
                                                        2000         1999

     Resident security and trust deposits            $1,482,887   $1,387,250
     Deferred financing costs, net                    1,663,618    1,063,771
     Other                                              592,137      534,270
                                                     -----------  -----------

         Total other assets                          $3,738,642   $2,985,291
                                                     ===========  ===========


     Pursuant to rental agreements, residents are required to provide security deposits, and in certain cases, the last month's rent. A liability for these deposits is recorded in other liabilities in the consolidated financial statements.

     Deferred financing costs are amortized over the original term of the related financing agreement.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

4. Long-Term Debt, Convertible Subordinated Notes and Deposits Under Sales Contract

     Long-term debt consists of:

                                                                                          2000             1999
       Notes payable to a financial institution, interest only payments at the commercial based rate and/or one or more LIBOR based rates (10% at
         December 31, 2000) due December 2002                                        $ 27,120,000     $          -
       Note payable to a financial institution due in monthly installments
         of $74,208 including interest at 8.43%, due October 2009                       9,357,418        9,454,584
       Note payable to a financial institution, due in monthly installments of
         $70,218, including interest at 8.69%, due August 2010                          8,773,751                -
       Notes payable to a financial institution, due in monthly installments equal to net cash flow from the mortgaged property and interest
         payments at 16%, due December 2002 (Note 13)                                   5,085,000                -
       Construction loans, totaling $23,953,750, interest varies between 9.08%
         and 17.5%, maturities vary from June 2001 through December 2005               14,701,219       10,842,797
       Note payable to a bank, due in monthly installments of $20,670,
         including interest at 8.71%, due June 2002                                     2,447,201        2,477,038
       Capital lease obligation, monthly interest only payments at 10.14%
         beginning upon completion of building, due approximately
         August 2015 (Note 7)                                                           1,186,361        1,186,361
       Note payable to a corporation, due in monthly installments of $50,000,
         plus interest at 12%, due October 2001                                           500,000                -
       Note payable to a corporation, quarterly payments of interest
         only at 9%, due in December 2000                                                 500,000          500,000
       Notes payable to a bank, due in monthly installments of $11,920, including interest at various rates between 8.75% and 8.88%,
         all maturing at various dates between 2002 and 2004                              271,354          385,047
       Capital lease obligation, due in monthly installments of $69,100,
         including interest at 8.4%, repaid                                                     -        7,745,271
       Note payable to a financial institution, interest only payments
         at prime plus 4% (12.5% at December 31, 1999), repaid                                  -        1,263,411
       Notes payable to construction company owned by the majority shareholder, annual payments of interest only at prime plus
         1% (10.5% at December 31, 2000) (Note 13) at December 31,
         2000 (Note 9)                                                                    250,000          250,000
       Other                                                                              786,447          437,599
                                                                                     ------------     ------------
                                                                                       70,978,751       34,542,108

       Less amounts due within one year                                                 5,917,043        2,266,919
                                                                                     ------------     ------------
                                                                                     $ 65,061,708     $ 32,275,189
                                                                                     ============     ============

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

4. Long-Term Debt, Convertible Subordinated Notes and Deposits Under Sales Contract (Continued)

     Principal payments on long-term debt for the years ending December 31 are as follows:

       2001                                             $5,917,043
       2002                                             32,700,129
       2003                                                302,963
       2004                                              5,076,553
       2005                                              8,484,256
       Thereafter                                       18,497,807
                                                       -----------
                                                       $70,978,751
                                                       ===========

     The Company incurred total interest costs of approximately $4,342,388, $4,900,800 and $4,246,600 in 2000, 1999 and 1998, respectively, of which approximately $434,022, $2,255,000 and $2,651,800 has been capitalized as part of construction in progress. Interest costs paid by the Company in 2000, 1999 and 1998 totaled approximately $4,211,160, $4,781,000 and
     $4,108,400, respectively.

     The Company, along with its joint venture partners, has guaranteed construction loans totaling approximately $14.7 million.

     On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes of the Company and agreed to purchase up to an additional aggregate amount of $6 million of convertible subordinated notes. As of December 31, 2000 and 1999, a total of $9 million of convertible notes were issued under this facility. The Company and the purchasers have agreed that no additional notes will be issued. The notes bear interest at 7.5% per annum and are convertible into 1,200,000 shares of common stock at an exercise price of $7.50 per share with a 10% adjustment for failure to quote on Nasdaq national market. As of December 31, 2000, the exercise price is $6.75 per share as the conversion shares have not been approved for quotation on Nasdaq. Interest on the notes is payable quarterly and all principal and unpaid interest on the notes is due March 31, 2008. The notes may be converted at the option of the holder at any time prior to the maturity date of the notes. The Company also has the right to force a conversion of the notes if the average trading price of the common stock equals or exceeds $12 per share over thirty consecutive trading days.

     During September 1999, the Company sold to its majority shareholder its Scottsdale, Arizona community under terms of a sale-manageback agreement. The terms of the agreement contain a guaranteed return which constitutes continuing involvement under SFAS No. 66, Accounting for Sales of Real Estate and, accordingly, the Company has accounted for the sale under the deposit method. Under this method, the Company continues to report the asset, depreciation and related debt in the Company's financial statements and does not

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

4. Long-Term Debt, Convertible Subordinated Notes and Deposits Under Sales Contract (Continued)

     recognize profit from the sale. The Company received $1.2 million in sales proceeds and the purchaser assumed $8.8 million of underlying debt. These amounts are recorded as liabilities captioned "deposits under sales contract" in the Company's balance sheet. The net book value of the asset subject to the sales contract totaled $8.9 million at December 31, 2000 and 1999. Upon satisfaction of the continuing involvement criteria, the transaction will be accounted for as a sale.

     As further discussed in Notes 7 and 12, the Company is in violation of a debt service ratio covenant relating to the $2,447,201 note payable to a bank, and accordingly, such amount has been included in current portion of long-term debt.


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

     Dividends on the preferred stock accrue and are paid at an annual rate of 6% of the liquidation value of $5.50 per common equivalent share (see Note
     13).

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

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

6.   Stock Options

     1995 stock incentive plan
     The Company adopted a stock incentive plan (the 1995 Stock Incentive Plan), which provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. A total of 800,000 shares of common stock may be issued under the 1995 Stock Incentive Plan. As of December 31, 2000, options to purchase 792,000 shares had been granted and are outstanding pursuant to the Stock Incentive Plan.

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

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

6.   Stock Options (Continued)

     A summary of the Company's stock option activity and related information for the years ended December 31 are presented below:

                                                   2000                      1999                      1998
                                         ---------------------    -----------------------    ------------------------

                                                      Weighted-                  Weighted-                  Weighted-
                                                       average                   average                     average
                                                      exercise                   exercise                   exercise
       Options                            Shares        price        Shares       price         Shares        price
       -------                           ----------   --------    ----------    ---------    ----------     --------
       Outstanding-beginning of year       672,500    $   4.23      604,000     $   4.77       563,000      $   4.73

       Granted                             360,000        0.89      285,000         3.35        43,500          5.35
       Exercised                                 -           -            -            -             -             -
       Cancelled                          (155,500)       3.35     (216,500)        4.59        (2,500)         6.59
                                         ----------              -----------                 ----------

       Outstanding-end of year             877,000        2.99      672,500         4.23       604,000          4.77
                                         ----------              -----------                 ----------

       Weighted-average fair value
         of options granted during
         the year                                       $ 0.57                    $ 2.13                     $  3.23

     The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                          Options Exercisable
                                 Weighted-               ----------------------
                                  average     Weighted-               Weighted-
    Range of                     remaining     average                 average
    exercise        Number      contractual   exercise      Number    exercise
      price       outstanding       life        price    exercisable    price
  --------------  ------------  ------------  --------   -----------  ---------

  $6.00 - $8.00        85,000    4.7 years    $   6.24        85,000  $   6.24
   0.75 -  7.13       792,000    7.6 years        2.65       466,599      3.24
                  ------------                           -----------

                      877,000                               551,599
                  ============                           ===========

The total value of options granted during 2000, 1999 and 1998 was computed as approximately $203,800, $605,300 and $140,400, respectively, which would be amortized on a pro forma basis over the vesting period of the options.

The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table presents the Company's net loss and loss per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

6.   Stock Options (Continued)

                                            2000               1999               1998
       Net loss:
         As reported                     $(6,465,760)       $(8,776,376)      $(11,062,132)
         Pro forma                        (6,788,093)        (9,265,466)       (11,333,132)

       Diluted loss per common share:
         As reported                           (1.60)             (2.03)             (2.52)
         Pro forma                             (1.67)             (2.14)             (2.58)

     For purposes of the above pro forma information, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                              2000               1999               1998
       Risk-free interest rate               5.16%              5.63%               6.0%
       Expected life                       7.32 years         7.6 years          7.1 years
       Expected volatility                    70%                54%                50%
       Expected dividend yield                 0%                 0%                 0%



7.   Commitments

     Operating leases
     The Company leases nineteen communities under noncancelable lease agreements expiring in the years 2005 through 2033. The leases are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective facility. The Company is responsible for all costs including repairs, property taxes and other direct operating costs (see Note 13).

     The Company leases its corporate offices under a noncancelable operating lease expiring February 2003.

     Future minimum lease payments required under these leases for the years ending December 31 are as follows:

        2001                                              $ 14,060,580
        2002                                                14,538,521
        2003                                                14,254,289
        2004                                                14,215,563
        2005                                                13,000,258
        Thereafter                                          85,967,280
                                                          -------------
                                                           $156,036,491
                                                          -------------

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

7.   Commitments (Continued)

     Operating leases (continued)
     Lease and rent expense for the Company totaled $14,952,974, $14,233,400 and $9,679,100 in 2000, 1999 and 1998, respectively.

     Certain operating lease agreements and loans contain restrictive covenants. As of December 31, 2000, the Company is in violation of certain restrictive covenants, including certain coverage ratios, net worth calculations and financial reporting, pertaining to twelve operating lease agreements and a debt obligation (see Note 4). The Company is currently attempting to resolve a notice of default. There can be no assurance regarding whether or not any of the Company's lessors or lenders will take aggressive action as a result of the covenant violations; however, should any of the Company's financial partners pursue an action which could jeopardize the Company's assets, liquidity or ongoing operations, the Company may be forced to pursue a court supervised reorganization (see Notes 12 and 13).

     Capital leases
     During 1996, the Company entered into a sale leaseback transaction with a real estate investment trust (REIT) for the Santa Cruz, California community. The total consideration for the sale was $8,300,000, which was recorded as a capital lease obligation by the Company (Note 4). The Company repurchased this community from the lessor on December 26, 2000.

     During June 1999, the Company entered into a $10.1 million arrangement with a REIT pursuant to which the Company is constructing its Mesa, Arizona community. The sale of the land has been recorded as a capital lease (Note
     4). Upon completion, the Company will lease the community pursuant to a long-term lease arrangement.

     Other lease financing
     The Company entered into arrangements pursuant to which REITs specializing in health care properties agreed to provide lease financing for the construction of several of the Company's communities. As of December 31, 2000 there were no advances of reimbursable construction costs from the Company on behalf of the REITs. As of December 31, 1999, the Company advanced approximately $236,000 of reimbursable construction costs on behalf of the REITs. Upon commencement of operations at the communities, payments begin under the leases, which are accounted for as operating leases.

     Construction financing
     The Company has entered into construction loans in the aggregate of $24 million for the construction of five of its communities of which $14.7 million has been advanced as of December 31, 2000 (Note 4). The Company, along with its joint venture partners, has entered into four additional construction loans in the aggregate of $21.3 million of which $14.5 million has been advanced as of December 31, 2000. All of these loans are generally for a term of three to five years, are collateralized by the underlying construction project, and are guaranteed by the Company and the majority shareholder.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

8.   Income Taxes

     The components of the provision for income taxes for the year ended December 31, 2000, 1999 and 1998 are as follows:

                                2000     1999     1998
       Current:
         Federal                $    -   $    -   $    -
         State                       -        -        -
                                -------  -------  -------

                                     -        -        -
                                -------  -------  -------

       Deferred:
         Federal                     -        -        -
         State                       -        -        -
                                -------  -------  -------

                                     -        -        -
                                -------  -------  -------

                                $    -   $    -   $    -
                                -------  -------  -------

     Income tax provision for the year ended December 31, 2000, 1999 and 1998 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income before extraordinary loss as follows:

                                                                 2000             1999             1998

     Computed expected tax benefit                           $(2,198,358)     $(2,983,255)     $(3,758,507)
     Increase (decrease) in income taxes resulting from:
       State taxes, net of federal benefit                      (267,343)        (365,059)        (467,000)
       Increase in valuation allowance                         2,404,107        3,167,657        4,226,514
       Other, net                                                 61,594          180,657           (1,007)
                                                             -----------      -----------      -----------
         Actual income tax benefit                           $    -           $    -           $    -
                                                             ===========      ===========      ===========

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

8.   Income Taxes (Continued)

     The tax effects of temporary differences that give rise to the deferred tax assets at December 31 are as follows:

                                                            2000             1999

       Capital lease obligation                           $ 453,005       $3,410,490
       Accrued expenses                                     390,782          297,027
       Federal and state operating loss carryforwards     7,345,904        4,834,449
       Deferred gains and development fees                1,768,181        2,563,760
       Deposits under sales contract                      3,931,993        3,892,648
       Depreciation and amortization                     (3,498,320)      (6,883,218)
       Other                                                920,025          792,307
                                                        ------------     ------------
                                                         11,311,570        8,907,463

       Less valuation allowance                         (11,311,570)      (8,907,463)
                                                        ------------     ------------
           Net deferred tax assets                      $    -           $    -
                                                        ============     ============

     At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $19,495,727 and $17,143,594, respectively, which are available to offset future federal and state taxable income, if any, through 2020.

     The Company has established a valuation allowance against the net deferred tax asset as the ultimate realization is uncertain.


9.   Related Party Transactions

     Certain executive officers of the Company fulfill similar executive functions for other companies, which are owned or controlled by the majority shareholder.

     Administrative services agreement
     The Company has entered into agreements with companies owned by the majority shareholder, whereby the Company will provide each of these entities executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services and other management services as required. Under the terms of the agreement, the Company is reimbursed at its cost on a monthly basis for all services provided. Such reimbursements totaled approximately $10,300, $78,000 and $145,000 in 2000, 1999 and 1998, respectively.

     Construction contracts
     During 2000 and 1999, the construction of two of the Company's new communities has been performed pursuant to fixed price construction contracts with a company owned by the majority shareholder. On a percentage of completion basis, the construction company lost $414,000 in 2000 and earned fees totaling approximately $526,100 in 1999.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

9.   Related Party Transactions (Continued)

     Construction contracts (continued)
     Throughout 1998, construction of thirteen of the Company's new communities was performed pursuant to cost plus construction contracts with the related contractor. The terms of these contracts provide for, among other things, contractor's profit and overhead of 3% to 5% of the construction costs. Such fees totaled approximately $1,430,000 in 1998.

     Guaranty fees
     In 2000, the Company paid fees totaling $120,000 to its majority shareholder for guaranteeing two of the Company's construction loans. In 1999, $65,000 was paid to the majority shareholder for guaranteeing three of the Company's loans. $75,000 was paid in 1998 to the majority shareholder for the guarantee of two of the Company's construction loans.

     Collateral
     At December 31, 2000, the Company's majority shareholder has provided a $1,000,000 cash deposit to a lender as additional collateral with respect to a real estate loan. The Company agreed to reimburse the majority shareholder for the carrying cost of the above mentioned deposit.

     Lease arrangements
     The Company leases two assisted living communities from entities controlled by the majority shareholder. The leases, expiring in 2005, are for 10 year terms at annual base rentals of $2,757,250 and are subject to additional rent payments based on a percentage of the increase in annual revenue of the respective community. Lease payments totaled $2,323,524, $2,806,784 and $2,798,650 in 2000, 1999 and 1998, respectively. The Company is responsible for all costs including repairs to the facilities, property taxes and other direct operating costs of the communities. The underlying mortgage lender for one of the leased communities requires that not less than 25% of the outstanding stock of the Company be owned by the current majority shareholder and that the current majority shareholder continue to control the management of the Company.

     As of December 31, 2000, $490,524 of the lease payments were deferred. Total interest expense of $19,700 was accrued on these lease deferrals during 2000.

     Management fees
     For a portion of 1998, the Company managed one assisted living community from an entity controlled by the majority shareholder. The Company received a management fee equal to 5% of the gross revenues of the community which amounted to approximately $53,300 in 1998. The community was sold to a REIT in 1998 and the Company entered into a lease agreement with the REIT and continues to operate the community.

     In 2000, the Company recorded $39,009 as management fee income and $142,070 as an increase in deposits under sales contract in connection with a sale manageback arrangement related to a community owned by its majority shareholder (Note 4).

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

9.   Related Party Transactions (Continued)

     Interest paid to related party
     Interest paid to a construction company owned by the majority shareholder was $18,900, $49,000 and $25,000 in 2000, 1999 and 1998, respectively.

     During December 2000, the Company formed a joint venture with the majority shareholder for the purpose of acquiring four communities for $33.9 million. The four communities, including one formerly accounted for as a capitalized lease, were previously leased from two separate real estate investment trusts. The Company contributed $0.6 million along with its rights to purchase the four communities for a 75% interest in the joint venture. The majority shareholder contributed $1.2 million for a 25% interest. In addition, the venture obtained $32.2 million in bank financing and $0.5 million of seller provided financing in order to complete the four acquisitions.


10.  Retirement Plan

     Employees of the Company participate in a salary deferral plan under the provisions of Section 401(k) of the Internal Revenue Code whereby they may defer a portion of their gross wages. The employer may make additional contributions to the Retirement Plan. Employer contributions made by the Company totaled approximately $154,166, $137,100 and $85,900 in 2000, 1999 and 1998, respectively.


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


12.  Financial Results and Liquidity

     From 1995 to present, the Company's revenues increased from $12.6 million to $64.9 million. However, in connection with the opening and lease up of its newly developed communities, the Company incurred substantial operating losses. Although initial operating losses were anticipated, the Company did not foresee the extent of such losses. The Company attributes these losses to the extended time required to fill its communities and the difficulty in maintaining occupancy, which are primarily the result of competitive factors. Until recently, the Company has been successful at funding its operating losses through a combination of equity, subordinated note, lease and sale-leaseback arrangements with real estate investment trusts and conventional debt financing. As of December 31, 2000, the Company's working capital decreased to a deficit of $3.9 million and its accumulated deficit increased to $32.5 million. Although operating results have continued to improve during the

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

12.  Financial Results and Liquidity (Continued)

     past three years, the Company anticipates that its cash requirements during 2001 will exceed the cash provided by operations. Accordingly, the Company has begun the process of preparing and implementing a Plan (the Plan) to address the Company's liquidity issued. The Plan involves the conversion of certain debts to equity, a bridge loan from the Company's majority shareholder, the planned disposition of selected assets, and the renegotiations of certain debt and lease obligations (see Note 13). In addition, the Company has engaged an investment banking advisor to evaluate the Company's financial position, to assist in the Plan, and to provide strategic alternatives including the raising of equity or placing of debt.

     Certain operating lease agreements and loans contain restrictive covenants. As of December 31, 2000, the Company is in violation of certain restrictive covenants including certain coverage ratios, net worth calculations and financial reporting pertaining to twelve operating lease agreements and a debt obligation (see Notes 4 and 7). The Company is currently attempting to resolve a notice of default. There can be no assurance regarding whether or not any of the Company's lessor or lenders will take aggressive action as a result of the covenant violations.

     As the Company proceeds with the implementation of the Plan, including negotiations with its various financial partners, the Plan will be modified to address issues that arise. Should the Company's working capital continue to deteriorate before a Plan is fully implemented or should any of the Company's financial partners take aggressive action, which could jeopardize the Company's assets, liquidity or ongoing operations, the Company may be forced to pursue a court supervised reorganization.

     The matters discussed above raise substantial doubt regarding the Company's ability to continue as a going concern.

     The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.


13.  Subsequent Events

     During February 2001, the Company assigned its leasehold interest in the three Wyoming communities to a third-party for $325,000.

     In March 2001, the Company's Board of Directors approved the conversion of $750,000 of accrued dividends due to the preferred shareholder and $507,877 of deferred lease payments due to the majority shareholder into 857,143 and 580,431 shares of common stock, respectively. Such amounts were included in other noncurrent liabilities at December 31, 2000. In connection with this transaction, the preferred shareholder agreed to waive its dividend for a period of two years and the majority shareholder agreed to provide $1,000,000 in bridge financing (the Bridge Loan).

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

13.  Subsequent Events (Continued)

     Through June 30, 2001, the majority shareholder provided cash advances totaling $750,000 under the Bridge Loan. At June 30, 2001, such advances were combined with additional outstanding amounts due to the majority shareholder and an affiliated company, along with accrued interest, into a demand note in the amount of $1,259,133. At the sole option of the holder, the note is due upon the sale of certain assets, upon demand or no later than June 30, 2002. The note is secured by land held for sale.

     On July 3, 2001, the Company's Board of Directors approved a $1,000,000 operating line of credit provided by the majority shareholder. Through July 10, 2001, the Company has drawn $600,000 under the line. At the sole option of the holder, the line is due upon the sale of certain assets, upon demand or no later than June 30, 2002. The line is secured by a deed of trust recorded in a second position against certain real property. The line of credit bears interest at 18%. The majority shareholder earned a $50,000 fee as a result of providing this financing.

     During April 2001, the Company and a commercial bank, which in December 2000 financed the purchase of four previously leased communities, agreed to modify the terms of their debt financing. Although the financing provides that all cash flow from the operations of the four repurchased communities be applied against the outstanding principal of a certain portion of the underlying debt, the bank agreed to waive this provision for a period of six months ending September 2001. During the first three months of the modification, the net cash flow from the four communities totaled approximately $540,000.

     Also during April 2001, the Company and two real estate investment trusts (each a REIT) agreed to lease deferrals totaling $649,629. Of this amount, $257,805 was paid in July, $257,805 is due in August, and $134,019 is due in October or upon the sale of certain assets. Further, an additional REIT agreed to apply security deposit funds (classified as Restricted Cash) in the amount of $63,639 as a partial offset of lease payments that were due in April and May.

     During May 2001, the Company and a REIT agreed to transfer $502,600 from Restricted Cash to a working capital escrow for the purpose of funding operating deficits from two leased communities. In addition, both the Company and the REIT agreed to fund into the escrow up to an additional $1 million, if necessary. The first $375,000 of additional funding is to be derived from the cash flow generated from two other communities which are under the same lease arrangement. The next $375,000 is to be provided by the REIT in the form of a loan and the remaining $250,000 is to be derived from the communities cash flow. Further, the REIT agreed to temporarily waive a security deposit to be provided in the form of a letter of credit. As of July 2001, the working capital escrow totaled $696,878.

Regent Assisted Living, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

13.  Subsequent Events (Continued)

     The California Department of Social Services (DSS) filed an accusation against the Company on December 15, 2000 seeking to revoke licenses for eight of the Company's assisted living communities in the state of California. The Company believes that the accusation was the result of a death at the Company's Sunnyside Court community in Fremont, California.

     On June 28, 2001, the parties reached a final settlement on the matter. As part of the settlement, the Company agreed to subject three communities to certain conditions of probation, including the maintenance of high quality of care and training standards that exceed regulatory requirements. The Company voluntarily put into place many of these standards prior to the settlement.