Form 10-K
period 2001-12-31
REGENT ASSISTED LIVING INC
filed 2002-11-07
CIK 1000693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
        ____________

        Commission file number 0-27108


                          REGENT ASSISTED LIVING, INC.
                (Name of registrant as specified in its charter)

            Oregon                                        93-1171049
            (State or other jurisdiction of             (IRS Employer
            incorporation or organization)              Identification No.)

            121 SW Morrison Street, Suite 950
            Portland, Oregon                                 97204
            (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number: (503) 227-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes __ No [X]
                                                                              -
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]
                                  -

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of November 7, 2002: $101,421

State the number of shares of Common Stock outstanding at November 7, 2002:
                                                                       4,507,600

                       Documents Incorporated by Reference
                       -----------------------------------

                                                         Part of Form 10-K into
Document                                                   which incorporated
--------                                                   ------------------

None

                                TABLE OF CONTENTS
                                -----------------

Item of Form 10-K
-----------------
Page
----

PART  I

     Item 1 -      Description of Business                                     1

     Item 2 -      Description of Property                                    17

     Item 3 -      Legal Proceedings                                          19

     Item 4 -      Submission of Matters to a Vote of Security Holders        21

     Item 4(a) -   Executive Officers of the Registrant                       21

PART II

     Item 5 -      Market for Common Stock and Related Stockholder Matters    23

     Item 6.       Selected Consolidated Financial Data                       24

     Item 7 -      Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                         25

     Item 7(a)     Quantitative and Qualitative Disclosre About Market
                   Risk                                                       39

     Item 8 -      Financial Statements and Supplementary Data                39

     Item 9 -      Changes in and Disagreements with Accountants
                   On Accounting and Financial Disclosure                     39

PART III

     Item 10 -     Directors, Executive Officers and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act          40

     Item 11 -     Executive Compensation                                     41

     Item 12 -     Security Ownership of Certain Beneficial Owners and
                   Management                                                 44

     Item 13 -     Certain Relationships and Related Transactions             45

PART IV

     Item 14 -     Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                                    49

SIGNATURES                                                                    52
CERTIFICATIONS                                                                53

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Overview and Background
-----------------------

         The Company is an owner and operator of private-pay assisted living communities including stand-alone Alzheimer's care communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

         The Company's growth strategy had been based upon the premise that high-quality assisted living services can be more appropriately and efficiently provided in its prototypical designed communities rather than in an existing facility that could be converted to use as an assisted living community. However, as further discussed below and in item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," during 2001, as a result of continuing operating losses and difficulties in obtaining operating licenses for certain new buildings, the Company was unable to meet certain of its lease obligations, discontinued all development and construction activities, reduced the number of communities it operates, downsized its workforce and entered into an agreement whereby the Company subcontracted a substantial portion of the management duties for its communities to another assisted living company, Emeritus Corporation. The Company has also been burdened by the bankruptcy of its former professional liability claims insurer Reliance Insurance Company (Reliance). As further explained in item 3 " Legal Proceedings", Reliance provided professional liability claims insurance for the Company from March 1, 1998 to March 1, 2001. With Reliance currently in liquidation and no longer able to pay any losses or claims expenses, the Company must now defend itself from all claims in which it previously would have been protected through its insurance program.

         In 1996 the Company began an aggressive expansion program of acquiring sites in select markets in the western United States and began the development and construction of new communities. This program resulted in a dramatic increase in the number of communities and beds under operation in both 1997 and 1998. At the time of the Company's initial public offering in 1995, the Company operated four communities with a resident capacity of 565 beds. The Company grew to a resident capacity of 2,996 beds and operated 30 communities at the end of 2000. As of December 31, 2001, the Company had downsized its operations to 20 communities with a resident capacity of 2,067 beds. As of November 7, 2002, the Company operated 14 communities with a resident capacity of 1,575 beds.

         From 1995 to 2000, the Company's revenues increased from $12.6 million to $64.9 million. However, in connection with the opening and lease up of its newly developed communities, the Company incurred substantial operating losses. Although initial operating losses were anticipated, the Company did not foresee the extent of such losses. The Company attributes these losses to the extended time required to fill its communities and the difficulty in maintaining occupancy, which is primarily the result of competitive factors. Additionally, in 2001, the Company encountered extraordinary circumstances and difficulties in obtaining licenses for two new California buildings and in obtaining a certificate of occupancy for its new Arizona building resulting in significant time delays in opening these buildings. These delayed openings resulted in significant unanticipated cash expenditures and delayed revenue generation for the Company.

         In an attempt to address the Company's requirement for capital, in March 2001, the Company's Board of Directors approved and agreed to the implementation of a financial plan to address the Company's liquidity issues with the Company's majority shareholder and preferred shareholder. The financial plan included the conversion of certain debts to equity, a bridge loan provided by the Company's majority shareholder, the planned disposition of selected assets and the renegotiation of debt and lease obligations. The Company's Board of Directors approved the conversion of $750,000 of accrued dividends due to the preferred shareholder and $507,877 of deferred lease payments due to the majority shareholder into 857,143 and 580,431 shares of common stock, respectively. In connection with this transaction, the preferred shareholder agreed to waive its dividend for a period of two years beginning January 1, 2001, and the majority shareholder agreed to provide $1 million in bridge financing. Although the plan was partially implemented, the Company and the preferred shareholder did not complete the conversion into common stock and did not negotiate the final terms and conditions for the dividend waiver. The Company's Articles of Incorporation and state law prohibit the current payment of the preferred dividend since in the judgment of the Company's Board of Directors, the payment of the preferred dividend would jeopardize the on-going viability of the Company and potentially result in its insolvency. Accordingly, the accrued dividends are classified as long-term liabilities at December 31, 2001.

         In March 2001, the Company was unable to close two conventional loans with a financial institution in order to refinance two of its California communities. The inability to complete one loan was due in part to a pending accusation against the Company by the State of California Department of Social Services that was subsequently settled in July 2001, see item 3 "Legal Proceedings". Both loans failed to close due to the inability of the Company to obtain minimum excess liability coverage limits of five million dollars. As a result, the Company was unable to recover $195,500 in non-refundable advance deposits. These funds were advanced to the financing company directly by the majority shareholder and were included in the June 30, 2001 bridge financing demand note payable to the majority shareholder as described below.

         In March 2001, the Company reached an agreement with Health Care REIT, Inc. (HCN), the owner of four of the Company's leased communities, to utilize working capital escrow funds for two of its leased communities beginning in April 2001. The Company agreed to convert all of its leases with HCN into a master lease. The agreement was finalized in May 2001 and HCN agreed to transfer $502,600 from Restricted Cash to a working capital escrow for the purpose of funding operating deficits generated by the two leased communities. In addition, both the Company and HCN agreed to fund into the escrow an additional $1 million, if necessary. The first $375,000 was to be derived from the cash flow generated from two other communities leased from HCN. The next $375,000 was to be provided by HCN in the form of a loan and the remaining $250,000 was to be derived from the communities cash flow. Further, HCN agreed to temporarily waive a requirement for a security deposit in the form of a letter of credit.

         In March 2001, the Company failed to pay its March lease payment for its San Antonio community and received a notice of default from the lessor, Texas HCP Holding, L.P. (HCPI). In order to address the notice of default, the Company and HCPI executed a lease amendment to defer the payment of the March rent until July 2001 and also to defer the April 2001 lease payment until August 2001. These lease deferrals totaled $134,019. The Company did not pay these lease deferrals and in October 2001, after non-payment of the September and October 2001 lease payments, the Company received notice of termination from HCPI. The Company and the lessor reinstated the lease effective November 1, 2001 after the lessor agreed to apply these past due rents against the $1,100,000 letter of credit held by the lessor.

         In April 2001, the Company and a commercial bank, which in December 2000 financed the purchase of four previously leased communities, agreed to a modification of the terms of their debt financing. The financing had originally provided that all cash flow from the operations of the four repurchased communities be applied against the outstanding principal of a certain portion of the underlying debt. The bank agreed to waive this provision for a period of six months ending September 2001. During the six months of the modification, the net cash flow from the four communities totaled approximately $976,000.

         In April 2001, the Company negotiated with LTC West, Inc. (LTC) the real estate investment trust owner of five of the Company's leased properties, lease deferrals of its May and June lease payments for four of the leased properties. The agreement deferred $257,805 in lease payments until July 2001 and $257,805 until August 2001. Additionally, LTC required the Company to amend its five leases so that all such leases would be cross-colateralized and cross-defaulted.

         On June 12, 2001, the Company's Board of Directors approved entering into a cross-colateralization and cross-default agreement for the two communities leased by the Company from entities owned by the majority shareholder.

         Pursuant to the financial plan, the majority shareholder provided cash advances totaling $750,000 under the bridge financing arrangement through June 30, 2001. On June 30, 2001, such advances were combined with additional amounts outstanding due to the majority shareholder and an affiliated company, along with accrued interest, into a demand note in the amount of $1,259,133. On July 3, 2001, the Company's Board of Directors approved a $1 million operating line of credit to be provided by the majority shareholder. Through September 7, 2001, the Company drew $1,000,000 under the line.

         In July 2001, the Company engaged an investment banking advisor to evaluate the Company's financial position, to assist in implementation of a restructuring plan, and to provide strategic alternatives including the raising of equity or placing of debt. The Company discontinued the investment banking services in September 2001.

         In August 2001, the Company sold one parcel of land it had available for sale that generated $0.5 million in net proceeds for the Company.

         Despite the cash infusion that resulted from these transactions the Company's liquidity difficulties continued due to recurring operating losses at certain of its communities and due to extraordinary circumstances and prolonged licensing issues in California. This resulted in significant unanticipated cash expenditures and delayed revenue generation for the Company. As a result of the Company's lack of liquid resources, the Company was unable to meet its September 2001 and October 2001 lease obligations to five lessors of the Company's assisted living communities: HCN, LTC, HCPI, Meditrust and the majority shareholder. The Company was issued default notices by the lessors of these leased communities. The Company entered into a settlement agreement with HCN. The operations of the four communities leased from HCN were transferred to new operators and the Company issued notes to HCN for past due rent obligations. The Company entered into a similar settlement agreement with LTC. The operations of the five communities leased from LTC were transferred to new operators and the Company issued notes to LTC for past due rent obligations. These settlement agreements are in full satisfaction of all claims from cancellation of the lease agreements. The leases of the two communities leased from entities controlled by the Company's majority shareholder were terminated by the lessors effective November 1, 2001 due to non-payment of rent. The Company has recorded the missed lease payments as notes payable and is attempting to negotiate a settlement with respect to these properties on terms substantially similar to those agreed to by HCN and LTC.
The Company currently manages these communities on behalf of the entities owned by the majority shareholder. In June 2002, the Company received a letter from its preferred shareholder disputing the termination of these leases and claiming that the terminations are voidable. See item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the lease terminations.

         In November 2001, the Company entered into a loan workout and settlement agreement with one of its third party lenders as a result of a payment default under the loan agreement. The Company deeded one parcel of land it had available for sale to the lender in satisfaction of $0.9 million of debt, restructured payment terms on the remaining loan obligation and provided collateral in other land held for sale. Of the remaining debt due of $0.7 million, the Company paid $73,500 in November 2001, $186,500 in December 2001, $250,000 in February 2002 and the remaining balance due of $225,000 was paid in September 2002.

         In December 2001, the Company, concerned by the quarterly interest obligation of its subordinated convertible notes and its operating losses at its Bakersfield, California community, exchanged its Bakersfield and Vacaville, California communities for $8.9 million of the convertible notes. An affiliate of LTC acquired the two properties subject to $18.3 million in mortgage and local improvement debt. The Company recorded a gain of $12.0 million in connection with this non-cash transaction.

           On December 26, 2001, the Company and its majority shareholder agreed to a specified distribution of the assets of Regent/Bowen, LLC, a joint venture formed in December 2000 for the purpose of acquiring four communities that were previously leased. The venture was dissolved and 100% of the venture's interest in the Santa Cruz and Clovis, California communities was distributed to the Company and 100% of the venture's interest in the Eugene, Oregon community was distributed to the majority shareholder. The remaining community in Boise, Idaho and other venture assets were distributed 75% to the Company and 25% to the majority shareholder in accordance with their respective ownership interests. As a result of the dissolution, the Company distributed cash of $165,091 and recorded a $31,783 payable to the majority shareholder.

         Pursuant to the financial plan agreed to in March 2001, the Company sold its Santa Cruz, California property to its majority shareholder on December 27, 2001, for a net sales price of $11.7 million. The Company received $5.0 million in cash proceeds of which $2.9 million was retained by the Company and $2.1 million was used to reduce debt after which $6.7 million of debt was assumed by the majority shareholder.

         Because of the transactions described above, the Company's operations were reduced from 30 properties to 20 properties in 2001.

         As of December 31, 2001, the Company's working capital decreased to a deficit of $5.9 million and its accumulated deficit increased to $35.0 million. Included in current liabilities are payables to the Company's majority shareholder of $2.6 million. Also included in current liabilities is $8.9 million in debt related to the Company's South Ogden, Utah community. The Company had been declared in default under terms of the South Ogden loan agreement, and accordingly the amount due was included in current portion of long-term debt. As described below, in May 2002 the Company signed an agreement with the lender whereby the Company transferred the South Ogden community to the bank in full satisfaction of the related debt. The Company has classified the net book value of the South Ogden property of $8.3 million in current assets at December 31, 2001.

         The Company continues to address its liquidity issues (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Recent Developments
-------------------

         The Company is considering various alternatives that may include the disposition of selected assets and/or the merger or sale of the remaining assets of the business. The Company believes that the ultimate outcome of these pursuits, if taken, will not generate any value for the common shareholders.

         Commencing January 1, 2002, the Company contracted with Emeritus Corporation, an unrelated assisted living company, to provide operations management, consulting and accounting services to its assisted living communities. Under the terms of the agreement the Company pays a fee to Emeritus based on the number of communities and subject to the agreement of services provided. The typical fee is $8,000 per month per community plus potential performance incentives. The agreement is for a term of three years. As a result of this agreement, the Company implemented a plan to significantly reduce its corporate workforce at December 31, 2001 and through the beginning of 2002 to allow for an orderly transition of services. The Company continues to provide an oversight management role, partnership administration and asset management services including continued responsibility for placement of insurance and debt financing arrangements.

         In February 2002, the Company entered into a lease termination agreement with Meditrust Acquisition Company LLC, (Meditrust) the real estate investment trust owner of its Alzheimer community in Scottsdale, Arizona and its assisted living community in Folsom, California. The Company's leases for these two communities were canceled and the Company was released from all liability thereunder, including any past due obligations to pay rent under the leases and any real estate taxes in excess of $25,000. In 2002, the Company realized a reduction in current liabilities recorded at December 31, 2001, of approximately $217,200 as a result of this transaction. The new owners of these two communities are affiliated with Emeritus Corporation.

         In May 2002, the Company sold its West Wind community located in Boise, Idaho to an unrelated third party. The Company received $2.8 million in sales proceeds and paid down $2.4 million in debt that was classified as current at December 31, 2001. Accordingly, the Company has classified the net book value of the West Wind property of $2.6 million in current assets at December 31, 2001.

         The Company abandoned its wholly owned subsidiary's Elk Grove, California construction project in December 2001 as a result of a declaration of default on the loan agreement by the construction lender. The Company wrote off $3.8 million in related construction costs and $155,000 in restricted cash deposits, was released from $3.0 million of construction debt and recorded a loss for this project of $0.9 million at December 31, 2001. In May 2002, the Company entered into a settlement agreement with the lender and effective June 3, 2002 transferred its ownership interest in the construction project to a third party purchaser identified by the lender. No cash proceeds were generated for the Company as a result of this transaction. The Company and the majority shareholder had provided guarantees of the construction loan and were relieved of these guarantees upon closing of the transaction. In addition, the settlement agreement provided for the transfer of the Company's South Ogden community to the lender in lieu of foreclosure. The transfer of the South Ogden community closed May 31, 2002. The Company recorded a gain of $1.1 million in 2002 in connection with this non-cash transaction. The lender had declared the Company in default on the $8.9 million loan for the South Ogden facility in 2001 and accordingly this debt was classified as current at December 31, 2001. Accordingly, the Company has classified the related South Ogden property of $8.3 million in current assets at December 31, 2001.

         In September 2002, the Company sold its 55% co-tenancy interest in its Modesto community to an unrelated third party for a net sales price of $2.8 million. The Company received $1.0 million in cash proceeds, $0.1 million in notes receivable and satisfied $1.7 million of co-tenancy debt which was assumed by the buyer. The Company, its majority shareholder and the unrelated 45% co-tenant continue to guarantee the full $3.0 million in debt assumed by the buyer. The Company recorded a gain in 2002 totaling $1.0 million as a result of this transaction.

         In September 2002, the Company assigned its lease of its San Antonio community to Emeritus Corporation for $408,000. The Company recorded a gain in 2002 of approximately $327,000 as a result of this transaction. In connection with the assignment the lessor released to the Company the cash deposit held under a letter of credit arrangement in the amount of $741,752. This deposit was included in restricted cash at December 31, 2001.


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

         The Company charges a variety of rates depending upon the level of care required and whether the resident chooses to live alone or in a companion suite. Geographic location, local wages and operating costs also affect the Company's rates. As of December 31, 2001, the Company charged rates ranging from a monthly low of $1,200 to a high of $4,812 for its assisted living services and a monthly low of $3,120 to a high of $6,200 for its dementia-specific care. Residents are also required to pay the Company a nonrefundable community fee prior to admission and, in some locations, also a refundable security deposit.


Principal Product Lines
-----------------------

         The Company currently provides its services in 20 assisted living communities including stand-alone Alzheimer's care communities. Of these 20 communities, 17 were internally developed. The existing communities offer numerous services and activities designed to meet the varying needs of the residents, including the unique services required by residents afflicted with Alzheimer's disease or other age-related dementia ("dementia-specific care"). This community concept is generally identified by the Company as a "Regent" community and is the genesis of the Company's prototypical community. The Company currently operates 12 Regent communities. The Company developed a "Regent House" model, a smaller community than the "Regent", in order to meet differing market demands. The Regent House maintains the operational efficiencies and resident and service focus of the Regent model. The Company currently operates one Regent House that was managed by a third party in 2001. The Company also developed its "Regent Court" community at which it provides services solely to residents with dementia-specific care needs. The Company currently operates four Regent Courts.

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

         The Company's professional liability insurance premiums have escalated and the coverages have diminished. The Company maintains coverage limits of $1 million per incident, $3 million community aggregate, and $10 million policy aggregate, on a claims made basis with a $50,000 deductible per incident with a maximum annual deductible of $250,000, except with respect to its Texas community for which the Company has elected to be self-insured. Providing health care services involves an inherent risk of liability. There can be no assurance that future claims in excess of insurance coverage will not have a material adverse effect upon the Company's financial position or operating results. There can be no assurance that the Company will be able to obtain liability insurance in the future, or that such coverage will be available at reasonably acceptable terms. As further explained in item 3 "Legal Proceedings" and in the liquidity discussion of item 7 " Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company is currently subject to significant liability losses that are uninsured as a result of the bankruptcy of its former professional liability claims insurer Reliance Insurance Company.


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

         Similar to other health care facilities, assisted living communities are subject to periodic survey or inspection by governmental authorities. From time to time, in the ordinary course of business, the Company receives deficiency reports which it reviews to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed community where deficiencies are noted in the inspection process. This action may include imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, or other sanctions. If the Company fails to comply with applicable requirements, its business and revenues could be materially and adversely affected. As further described in item 3 "Legal Proceedings" the California Department of Social Services (DSS) filed an accusation against the Company on December 15, 2000 seeking to revoke licenses for eight of the Company's assisted living communities in the state of California. On June 28, 2001, the parties reached a settlement of the matter whereby the Company agreed to subject three communities to certain conditions of probation, including the maintenance of high quality of care and training standards that exceed regulatory requirements. The Company voluntarily put into place many of these standards prior to the settlement however further violations could jeopardize the Company licenses in that state.

         Although only a small portion of the Company's revenues are derived from the Medicaid program, the Company is subject to Medicaid fraud and abuse laws which prohibit any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicaid patients, or to induce the purchasing, leasing, ordering, or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Company is not aware of any non-compliance with applicable Medicaid laws.


Employees
---------

         As of December 31, 2001, the Company employed approximately 891 full time and 321 part-time employees and the corporate offices employed 19 individuals full time and 1 part-time. This compares to December 31, 2000 whereby the Company employed approximately 1,347 full time and 431 part-time employees and the corporate offices employed 51 individuals full time and 2 part-time. As of November 7, 2002, the Company employed approximately 715 full time and 279 part-time employees and the corporate offices employed four individuals full time. None of the employees is represented by any labor union. The Company had managed one community in 2001 and 2000 at which the owner employed members of a labor union. The Company no longer manages this community. Management believes that its employee relations are good.


Trademarks
----------

         The Company has federally registered its "Regent," "Regent Court," "Kingswood," and "Regent House" trade names in addition to the Company's logo.

Risk Factors and Forward Looking Statements
-------------------------------------------

         Set forth below are the risks that the Company believes are material. The information set forth in this report on form 10-K, including the risks below, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and are subject to the safe harbor created by that section. From time to time, information provided by the Company, or statements made by the Company's management, may contain other forward-looking statements. The Company's ability to implement strategies to address its liquidity issues, as described in "Description of Business - Recent Developments", the factors discussed in, "Competition", "Increased Operating Costs" and "Government Regulation" and the following additional factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements contained in this report and presented elsewhere by management. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report.

THE COMPANY MAY NOT COMPLETE ANY OF THE STRATEGIC ALTERNATIVES IT IS EXPLORING.

         The Company is exploring strategic alternatives, including the possible sale of the Company or its assets. The Company cannot assure that it will be able to complete a transaction on terms satisfactory to the Company or at all. If the Company does not complete a transaction, and is unable to obtain additional financing, the Company's business may fail.

THE COMPANY IS HIGHLY LEVERAGED.

         The Company is highly leveraged. After completing a number of settlement arrangements with its lessors and lenders, the Company has total term debt, including short-term portion, of $35.9 million and a deficit balance in shareholders' equity of $15.0 million as of December 31, 2001. The Company obtained some relief through the completion of the settlements with lessors and lenders, but continues to be highly leveraged. The degree to which the Company is leveraged could have important consequences, including:

        -        making it difficult to satisfy debt or lease obligations;

        - increasing the Company's vulnerability to general adverse economic and industry conditions;

        -        limiting the Company's ability to obtain additional financing;

        - requiring dedication of a substantial portion of the Company's cash flow from operations to the payment of principal and interest on debt and leases, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;

        - limiting the Company's flexibility in planning for, or reacting to, changes in its business or industry; and

        - placing the Company at a competitive disadvantage to less leveraged competitors.

         Failure to comply with any covenants included in, or make timely payments on, the Company's debt or lease agreements constitutes an event of default, which will allow a lessor or lender (at its discretion) to declare any amounts outstanding under the loan or lease documents, as applicable, to be due and payable. The Company cannot provide assurance that it will comply in the future with these covenants included in the loan and lease agreements or have the ability to make payments in a timely manner. If the Company fails to comply with any of these debt or lease obligations (after giving effect to any applicable cure period), the lender or lessor may declare the Company in default of the underlying obligation and exercise any available remedies, which may include:

        - in the case of debt, declaring the entire amount of the debt immediately due and payable;

        - foreclosing on any residences or other collateral securing the obligation; and

        - in the case of a lease, terminating the lease and suing for damages.

         Accordingly, if enforced, the Company could experience a material adverse effect on its financial condition.


THE COMPANY IS A PARTY TO SIGNIFICANT LEGAL PROCEEDINGS AND IS LIABLE FOR LOSSES NOT COVERED BY OR IN EXCESS OF ITS INSURANCE.

         Participants in the senior living and long-term care industry, including the Company, are routinely subject to lawsuits and claims. Many of the persons who bring these lawsuits and claims seek significant monetary damages, and these lawsuits and claims often result in significant defense costs. As a result, the defense and ultimate outcome of lawsuits and claims against the Company may result in higher operating and administrative expenses. Those higher operating and administrative expenses could have a material adverse effect on the Company's business, financial condition, results of operations, cash flow or liquidity.

         In order to protect against the lawsuits and claims made against it, the Company currently maintains insurance policies in amounts and covering risks that are consistent with industry practice. However, as further explained in
Item 3 "Legal Proceedings," the Company's previous primary insurance carrier, Reliance Insurance Company (Reliance), declared bankruptcy and has informed its customers that it will not be able to cover any claims covered by its policies. Regent was covered for professional liability claims through Reliance from March 1, 1998 to March 1, 2001. As a result, Regent must now defend itself from all claims in which it previously would have been protected through its insurance program. In addition, due to the prohibitive cost for insurance in Texas, the Company is self-insured in that state. As of December 31, 2001, there were significant claims against the Company that, if determined adversely to the Company, will not be covered by insurance, see Item 3 "Legal Proceedings". The Company is vigorously defending these uncovered claims, but there can be no assurance that these claims will be resolved in the Company's favor. Unfavorable outcomes of any of these claims could have a material adverse effect on the Company's business, financial condition, results of operations, cash flow or liquidity and may ultimately cause the Company's business to fail.

         A number of insurance carriers have stopped providing insurance coverage to the long-term care industry, and those remaining have increased premiums and deductibles substantially. While nursing homes have been primarily affected, assisted living companies, including the

Company, have experienced premium and deductible increases. The Company currently maintains coverage limits of $1 million per incident, $3 million community aggregate, and $10 million policy aggregate, on a claims made basis with a $50,000 deductible per incident with a maximum annual deductible of $250,000, except with respect to its Texas community for which the Company has elected to be self-insured. From March 1, 2001 to March 1, 2002 the Company's professional liability insurance was also provided on a claims made basis. The Company currently has no coverage for any incident during this time period where the claim is made at future date. There can be no assurance that the Company will be able to obtain liability insurance in the future or on commercially reasonable terms or at all. A claim against the Company, covered by, or in excess of, the Company's insurance, could have a material adverse affect on the Company's business, financial condition, results of operations, cash flow or liquidity.


THE COMPANY IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION.

         The operation of assisted living facilities and the provision of health care services are subject to state and federal laws, and state and local licensure, certification and inspection laws that regulate, among other matters:

        -        the number of licensed residences and units per residence;

        -        the provision of services;

        -        equipment;

        - staffing, including professional licensing and criminal background checks;

        -        operating policies and procedures;

        -        fire prevention measures;

        -        environmental matters;

        -        resident characteristics;

        -        physical design and compliance with building and safety codes;

        -        confidentiality of medical information;

        -        safe working conditions;

        -        family leave; and

        -        disposal of medical waste.

         The cost of compliance with these regulations is significant. In addition, it could adversely affect the Company's financial condition or results of operations if a court or regulatory tribunal were to determine that the Company has failed to comply with any of these laws or regulations. Because these laws and regulations are amended from time to time, the Company cannot predict when and to what extent liability may arise. In the ordinary course of business, the

Company will receive and has received notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and, in most cases, will agree with the regulator upon the steps to be taken to bring the facility into compliance with regulatory requirements. From time to time, the Company may dispute the matter and sometimes will seek a hearing if it does not agree with the regulator. In some cases or upon repeat violations, the regulator may take one or more adverse actions against a facility, such as:

        -        the imposition of fines

        - temporary stop placement of admission of new residents, or imposition of other conditions to admission of new residents to a facility

        -        termination of a facility's Medicaid contract;

        -        conversion of a facility's license to provisional status; and

        -        suspension or revocation of a facility's license.

         The California Department of Social Services filed an accusation against Regent on December 15, 2000 seeking to revoke licenses for eight of the Company's assisted living communities in the state of California. On June 28, 2001, the parties reached a final settlement on the matter. As part of the settlement, the Company agreed to subject three communities to certain conditions of probation, including the maintenance of high quality of care and training standards that exceed regulatory requirements. The Company voluntarily put into place many of these standards prior to the settlement. The Company's failure to follow these standards could result in further violations and potentially the revocation of all of the Company's licenses to operate in California.

MANY ASSISTED LIVING MARKETS HAVE BEEN OVERBUILT.

         Many assisted living markets have been overbuilt, including certain markets in which the Company currently operates. In addition, the barriers to entry into the assisted living industry are not substantial. The effects of overbuilding include:

        - it takes significantly longer for the Company's residences and its subsidiaries' residences to fill up,

        - newly opened facilities may attract residents from some or all of the Company's current facilities,

        - there is pressure to lower or not increase rates paid by residents in the Company's residences,

        - there is increased competition for workers in already tight labor markets, and

        - the Company's profit margins and the profit margins of its subsidiaries are lower until vacant units in the Company's residences are filled.

         If the Company is unable to compete effectively in markets as a result of overbuilding, the Company will suffer lower revenue and may suffer a loss of market share.

THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONTROL LABOR COSTS.

         The Company competes with other providers of long-term care with respect to attracting and retaining qualified personnel. A shortage of qualified personnel may require the Company to enhance its wage and benefits packages in order to compete. Some of the states in which the Company operates impose licensing requirements on individuals serving as administrators at assisted living residences, and others may adopt similar requirements. The Company also depends upon the available labor pool of lower-wage employees. The Company cannot guarantee that its labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in revenues.

INCREASES IN UTILITY COSTS MAY REDUCE THE COMPANY'S PROFITABILITY.

         Utility costs represent a significant percentage of the Company's operating costs. The Company has no control over its utility rates. There can be no assurance that utility costs will not continue to increase, or that the Company will be able to buy the power necessary to operate its communities. There can be no assurance that the Company will be able to pass the cost of increased utility rates on to its residents in the form of utility surcharges. Increases in the cost of utilities that the Company is unable to pass on to its residents could significantly reduce the Company's profits.

THE COMPANY IS SUBJECT TO VARIABLE INTEREST RATES ON CERTAIN DEBT OBLIGATIONS.

         The Company's earnings are affected by changes in interest rates as a result of its variable rate indebtedness. The Company manages this risk by obtaining fixed rate borrowings when possible. If interest rates rise the Company's profits will decrease. There can be no assurance that the Company will be able to manage this risk effectively.

ITEM 2.  DESCRIPTION OF PROPERTY

         Current Communities. The table below sets forth certain information regarding the Company's communities as of December 31, 2001:

                                                  Regent
                                                 Operations
Community                  Location              Commenced       Units(1)     Beds(2)      Interest
---------------------------------------------------------------------------------------------------

OREGON
     Regency Park          Portland                1987          122          136          Manage(3)
     Regent Court          Corvallis               2000           24           48          Manage(4)
     Sheldon Park          Eugene                  1998          103          115          Manage(11)

WASHINGTON
     Northshore House      Kenmore                 1998           85           92          Manage(5)
     Regent Court          Kent                    1999           24           48          Manage(6)
     Sterling Park         Redmond                 1990          154          175          Manage(3)

CALIFORNIA
     Orchard Park          Clovis                  1998          112          124          Own(11)
     Regent Court          Modesto                 1999           24           48          Own(7)
     Regent House          Merced                  2001           72           83          Own(12)
     Regent Senior         West Covina             2001          130          144          Lease(12)
     Sunshine Villa        Santa Cruz              1990          106          116          Manage(11)
     Villa Serra           Salinas                 1998          150          150          Manage
     Willow Creek          Folsom                  1997           98          113          Lease(9)

IDAHO
     West Wind             Boise                   1997           48           51          Own(8)
     Willow Park           Boise                   1997          106          120          Own(11)

TEXAS
     Hamilton House        San Antonio             1997          111          123          Lease(15)

ARIZONA
     Desert Flower         Scottsdale              1999          102          108          Manage(10)
     Regent Court          Scottsdale              1998           24           44          Lease(9)

UTAH
     Regent at             Salt Lake City          2001          107          116          Manage(13)
     Regent at             South Ogden             2001          104          113          Own(14)
                                                                 ---          ---

     TOTALS:                                                   1,806        2,067
                                                               -----        -----

(1) A "unit" is a single- or double-occupancy studio or one or two bedroom apartment.

(2) "Beds" reflects the actual number of beds used by the Company for census purposes, which in no event is a number greater than the maximum number of licensed beds permitted under the community's license.

(3) The leases of Regency Park and Sterling Park were terminated by the lessor for non-payment of rent for September 2001 and October 2001. The Company leased these buildings from entities owned by the majority shareholder through October 31, 2001, and continues to manage these communities on behalf of such entities.

(4) The Company owns a 40 percent interest in a joint venture that owns the Corvallis community.

(5) The Company owns a 50 percent interest in a joint venture that owns the Kenmore community.

(6) The Company owns a 10 percent interest in a joint venture that owns the Kent community.

(7) The Company sold its 55 percent co-tenancy interest in the Modesto community to an unrelated third party in September 2002.

(8) The Company sold its West Wind community to an unrelated third party in May 2002.

(9) In February 2002, the Company's entered into a lease termination agreement with the owner of its Folsom and Regent Court Scottsdale communities. The leases were canceled and the Company no longer operates these communities.

(10) This community was sold to the Company's Chairman and Chief Executive Officer in September 1999 pursuant to a sale-manageback transaction. The sale was accounted for under the deposit method and in 2001 was accounted for as a sale. The gain associated with the sale has been deferred.

(11) In December 2001, the Clovis and Santa Cruz communities were distributed to the Company and the Eugene community was distributed to the majority shareholder upon the dissolution of the joint venture formed by the Company and the majority shareholder in December 2000 to purchase these communities. The Boise community was distributed 75 percent to the Company and 25 percent to the majority shareholder in accordance with their ownership interests in the joint venture. The Company continues to manage the Eugene community. On December 27, 2001, the Company sold the Santa Cruz community to the majority shareholder and continues to manage this community.

(12) The Company's West Covina and Merced communities were managed by a third party in 2001 and in part of 2002. The Company owns a 75 percent interest in a joint venture that owns the Merced community. The West Covina community was developed by a third party. West Covina is leased under a noncancelable lease agreement expiring in the year 2011.

(13) The Company owns a 50 percent interest in a joint venture that owns the Salt Lake City community.

(14) The Company had been declared in default by its lender on the $8.9 million in debt relating to its South Ogden community. On May 31, 2002, the Company transferred the South Ogden community to its lender in lieu of foreclosure. The transfer resulted in the full satisfaction of the related debt and in full satisfaction of the Company's liabilities related to this operation.

(15) The Company assigned its lease of its San Antonio community to Emeritus Corporation in September 2002. Under the terms of the assignment of the lease the Company remains jointly and severally liable for the performance under the lease until September 18, 2003.

         Office Facilities. The Company currently occupies approximately 2,800 square feet of office space in Portland, Oregon that is leased by Bowen Property Management Company, a corporation owned by the majority shareholder. The Company is paying the landlord directly for the obligations under that lease. The lease expires February 15, 2003. As a result of the Company's reduction in corporate office staff at the end of 2001 and early 2002, the Company vacated approximately 10,500 square fee of office space in Portland, Oregon in 2002. The space had been occupied under a lease agreement expiring February 15, 2003. The Company had been negotiating a lease cancellation agreement with the lessor, however, the lessor filed suit against the Company for non-payment of rent. The parties reached a settlement of the matter in September 2002. See item 3 "Legal Proceedings" for discussion regarding the corporate office lease termination.


ITEM 3.  LEGAL PROCEEDINGS

         The Company has been burdened by the bankruptcy of its former professional liability claims insurer Reliance Insurance Company (Reliance). Reliance provided professional liability claims insurance for the Company from March 1, 1998 to March 1, 2001. With Reliance now in liquidation and no longer able to pay any losses or claims expenses, the Company must now defend itself from all claims in which it previously would have been protected through its insurance program. As of November 7, 2002, the following lawsuits previously handled by Reliance have been filed against the Company and either individually or in the aggregate are material.

         Spinola v. Regent Assisted Living, Inc., Case No. 01-018266 filed on or about August 14, 2001 in the Superior Court for the State of California of Alameda County. This is a wrongful death action filed October 4, 2001 by the family of a resident that bled to death in the Company's Sunnyside Court community in Fremont, California. The plantiff alleges several negligence causes of action along with fraud, wrongful death and emotional distress.

         Earle v. Regent Assisted Living, Inc. Case No. 01-2-025950-9 SEA filed January 26, 2001 in the Superior Court of Washington in King County. Former resident of the Company's Sterling Park, Redmond, WA community claims that he fell while raising from a chair with wheels while in the lobby of the community and fractured hip. Claim is for medical expenses related to broken hip and compensation for pain and suffering and mental anguish. On August 30, 2002 Plaintiff filed an amended second complaint additionally alleging breach of contract, violation of statutory prohibition against exculpatory clauses, intentional misrepresentation, negligent misrepresentation, violation of RCW 74.34, violation of consumer protection act, and loss of love, companionship and society of parent. Plaintiff requests judgment for special and general damages for pain, suffering, disability, disfigurement, loss of capacity to enjoy life, mental and emotional trauma, distress and anxiety. Plaintiff also seeks to recover attorney and expert fees.

         Steiner v. Regent Assisted Living, Inc. also cause of action against LaFontaine, Walter C. Bowen and LTC West, Inc. Suit filed on or about May 1, 2001, Case No. CV-2001-02890, in the Second Judicial District Court for the State of New Mexico in Bernalillo County. Resident of Sandia Springs, Rio Rancho, New Mexico fell ill overnight and was transported next morning to hospital and died several days later of aspiration and pneumonia. Complaint alleges numerous negligence causes of action along with wrongful death, breach of contract, conspiracy and violation of trade practices. Plaintiff seeks to recover compensatory and punitive damages. On July 15, 2002, LTC West, Inc. filed a motion to amend its answers to the filed complaint to add cross-claims for breach of contract and indemnification against Regent and Walter Bowen and to add third party claims against several Regent employees in the event that LTC is found liable for damages.

         The Company believes that the above claims are without merit and is vigorously working to settle the matters. There is no assurance that the Company will be able to settle these claims at a reasonable cost or at all. Even if the Company is successful in defending itself, the attorney fees associated with a defense could jeopardize the ability of the Company to provide a defense. If a judgment is rendered against the Company, the Company may be forced to pursue a court supervised reorganization.

         Other lawsuits that have been filed against the Company and are unrelated to the Reliance liquidation are as follows:

         Kuest v. Regent Assisted Living, Inc. Case No. 99-2-09456-5.SEA filed in King County, Washington, Superior Court in 1999. Plaintiff alleges discrimination on the basis of gender, wrongful termination based on violations of express and implied contracts and promissory estoppel. Plaintiff seeks damages, attorney fees and costs. The Court granted in its entirety the Company's motion for summary judgment. Plaintiff appealed with the Washington State Court of Appeals, Case No. 48097-9-1, which reversed the trial court's decision on March 25, 2002. The case was remanded to the trial court.

         In addition to the matters referred to above, the Company is involved in various other lawsuits and claims which individually are not considered material. The Company believes that the claims are without merit and is vigorously working to settle the matters. However, unfavorable outcomes of these claims, in the aggregate, along with an unfavorable outcome of the claims described above may have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity. There is no assurance that the Company will be able to settle these claims at a reasonable cost or at all. Even if the Company is successful in defending itself, the attorney fees associated with a defense could jeopardize the ability of the Company to provide a defense. If a judgment is rendered against the Company, the Company may be forced to pursue a court supervised reorganization.

         The parties to the following lawsuits reached settlement agreements in 2002.

         On June 3, 2002, the Company was served with a lawsuit filed by the lessor of the Company's office space that was vacated in 2002. Terrace Tower Group U.S.A. v. Regent Assisted Living, Inc. Case No. 0205-05257 filed in the Circuit Court of the State of Oregon for the County of Multnomah. The complaint was for breach of lease; quantum meruit. On September 10, 2002, the parties reached a settlement of the matter.

         Carr v. Regent Assisted Living, Inc. Suit filed January 20, 2000, in the Superior Court for the State of California in Sacramento County. Plaintiff, a guest of a resident of the Company's Willow Creek, Folsom California community, slipped and fell. On April 19, 2002, the parties reached a settlement of the matter.

         Bedbury v. Regent Assisted Living, Inc. Case No. 16-01-112181 Lane County Circuit Court Filed June 28, 2001. The family of a former Alzheimer resident of Sheldon Park in Eugene, Oregon alleged negligence and breach of contract regarding care provided. On June 26, 2002, the parties reached a settlement of the matter.

         Jerry Graham et al. v. Regent Assisted Living, Inc. et al., Case No. 00AS03608 filed in the Superior Court of Sacramento County. This was a wrongful death action filed on July 1, 2000 by the family of an assisted living resident who walked out of the Company's Willow Creek community and was later found dead. On August 6, 2002, the parties reached a settlement of the matter.

         Palmrose et al. v. Regency Park Apartments, Limited, et al. Case No. 0204-03852 filed on or about April 19, 2002, in the Circuit Court of the state of Oregon for the county of Multnomah. Alzheimer's resident of Regency Park, Portland, Oregon suffered burns from a baseboard heater in resident's room. On July 18, 2002, the parties reached a conditional settlement of the matter.

         The California Department of Social Services (DSS) filed an accusation against the Company on December 15, 2000 seeking to revoke licenses for eight of the Company's assisted living communities in the state of California. On June 28, 2001, the parties reached a final settlement on the matter. As part of the settlement, the Company agreed to subject three communities to certain conditions of probation, including the maintenance of high quality of care and training standards that exceed regulatory requirements. The Company voluntarily put into place many of these standards prior to the settlement. The failure of the Company to abide by these standards could potentially result in the revocation of all of the Company's licenses to operate in California. At November 7, 2002, the Company no longer owns or operates the three communities referred to above.

         With respect to the foregoing cases, at December 31, 2001, the Company has accrued $1.2 million which represents amounts paid in 2002 or agreed to be paid for settled claims and an estimate for claims still pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

         As of November 7, 2002, the executive officers of the Company were as set forth below.

         Name                       Age     Position
         ----                       ---     --------

         Walter C. Bowen            60      Chairman of the Board, Chief
                                            Executive Officer and President

         Steven L. Gish             44      Chief Financial Officer, Treasurer,
                                            Secretary and Director

         WALTER C. BOWEN. Mr. Bowen is the founder of the Company and became the Chief Executive Officer and a Director of the Company upon its formation. Mr. Bowen also served as President of the Company from its formation through October 31, 1999 and from November 1, 2001 to present. Mr. Bowen has been involved in the development, ownership and management of assisted living communities since 1986, and has devoted a majority of his time to the ownership and operation of those communities over the past six years. Mr. Bowen has also been the Chief Executive Officer of several related companies including Bowen Property Management Company, Bowen Financial Services Corp., a company formed to obtain financing for real estate development projects, and Bowen Development Company, a real estate construction company (collectively, the "Bowen Companies"), since their formation. Mr. Bowen attended the University of Oregon and is a graduate of Portland State University. Mr. Bowen currently serves on the Board of Directors of Ocadian, Inc. (formerly Guardian Care, Inc.). Mr. Bowen also serves on the advisory board for the National Investment Conference for the Senior Living and Long Term Care Industries and is a past member of the Board of Directors of the Assisted Living Communities Association of America.

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

         Since that time, trading in the Company's Common Stock has been conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor will likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock than when the Company's Common Stock was listed on NASDAQ. In addition, after September 28, 1999, the Company's Common Stock is subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, the delisting of the Company's Common Stock from NASDAQ could adversely affect the ability or willingness of broker-dealers to sell the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market.

         The following table sets forth the high and low closing sale prices as reported on the Over-the-Counter Bulletin Board ("OTC BB") for the periods indicated.

                  Quarter Ended                    High          Low
                  -------------                    ----          ---

                  December 31, 1999                2.625         1.75
                  March 31, 2000                    .875          .875
                  June 30, 2000                    1.00           .875
                  September 30, 2000               1.6875        1.6275
                  December 31, 2000                1.00           .75
                  March 31, 2001                    .875          .844
                  June 30, 2001                     .05           .05
                  September 30, 2001                .05           .05
                  December 31, 2001                 .05           .05


         The Company had 28 holders of record as of November 7, 2002.

         Since its initial public offering in December 1995, the Company has not paid cash dividends on its Common Stock. As of December 31, 2001, the Company has an accumulated deficit of approximately $35.0 million, which restricts the Company's ability to pay dividends. The Company's ability to pay dividends may also be limited by the terms of future debt and equity financings and other arrangements. Furthermore, the Company's ability to declare and pay cash dividends on its Common Stock is restricted by the terms of its Preferred Stock.

         In 2001 and 2000, the Company recorded accrued preferred dividends of $1,125,000 and $750,000, respectively.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements for the years ended 2001, 2000, 1999, 1998, 1997. The data set forth below should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included elsewhere in the Form 10-K and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 SELECTED CONSOLIDATED FINANCIAL STATEMENT DATA
             (dollars in thousands except share and per share data)

                                                    2001            2000             1999            1998             1997
                                                --------------  --------------   --------------  --------------   --------------
Consolidated Statement of Operations Data
   Total revenues                                 $  64,025       $  64,909        $  54,089       $  30,419        $  13,958
   Total operating expenses                          68,494          67,823           60,760          39,859           18,094
                                                --------------  --------------   --------------  --------------   --------------
      Operating loss                              $  (4,469)      $  (2,914)       $  (6,671)      $  (9,440)       $  (4,136)

   Other income (expense), net                        3,115          (3,682)          (2,141)         (1,622)             271
   Minority interest                                     24             130               36               -                -
   Provision for income taxes                             -               -                -               -              (13)

   Extraordinary loss net of tax benefit                  -               -                -               -                -
                                                --------------  --------------   --------------  --------------   --------------

Net loss                                             (1,330)         (6,466)          (8,776)        (11,062)          (3,878)

Preferred stock dividends                            (1,125)           (750)            (600)           (600)            (600)
                                                --------------  --------------   --------------  --------------   --------------

Net loss to common shareholders                   $  (2,455)      $  (7,216)       $  (9,376)      $ (11,662)       $  (4,478)
                                                --------------  --------------   --------------  --------------   --------------

Net loss per common share, basic
And diluted                                       $   (0.54)      $   (1.60)       $   (2.03)      $   (2.52)       $   (0.97)

Weighted average number of common
shares outstanding
   Basic                                          4,507,600       4,507,600        4,615,135       4,633,000        4,633,000
   Diluted                                        4,507,600       4,507,600        4,615,135       4,633,000        4,633,000



                                                    2001            2000             1999            1998             1997
                                                --------------  --------------   --------------  --------------   --------------

Consolidated Balance Sheet Data:
--------------------------------
   Cash and cash equivalents                      $   4,042        $  2,580         $  4,538        $  4,483         $  1,805
   Working capital (deficit)                         (5,913)         (3,943)           1,427           1,562           (4,303)

      Total assets                                   42,847          93,058           62,686          66,274           75,704

   Long-term debt, less current portion              22,716          65,062           32,275          40,705           51,451
   Minority interests                                    71           1,422              352               -              250

      Shareholder's equity (deficit)              $ (14,982)      $ (12,526)       $  (5,311)       $  4,255        $  15,917

                       Supplementary Financial Information
                            2001 and 2000 by Quarter
                             (dollars in thousands)

                                         1st Quarter      2nd Quarter     3rd Quarter     4th Quarter
                                        --------------  ---------------  --------------  ---------------
         2001
         ----
Revenues                                   $  16,479        $  16,812       $  17,645       $  13,089
Residence operating expenses                  12,331           12,605          13,656           9,917
                                        --------------  ---------------  --------------  ---------------
   Gross profit                             $  4,148         $  4,207        $  3,989        $  3,172
                                        --------------  ---------------  --------------  ---------------

Net income (loss)                          $  (3,038)       $  (2,841)      $  (2,954)       $  7,503
                                        --------------  ---------------  --------------  ---------------

Net income (loss) per share                $   (0.73)       $   (0.69)      $   (0.72)       $   1.60
                                        --------------  ---------------  --------------  ---------------


         2000
         ----
Revenues                                   $  15,523        $  15,939       $  16,670       $  16,777
Residence operating expenses                  10,342           10,803          11,520          12,360
                                        --------------  ---------------  --------------  ---------------
   Gross profit                             $  5,181         $  5,136        $  5,150        $  4,417
                                        --------------  ---------------  --------------  ---------------

Net loss                                    $   (937)       $  (1,369)         (1,918)      $  (2,242)
                                        --------------  ---------------  --------------  ---------------

Net loss per share                         $   (0.24)       $   (0.34)      $   (0.47)      $   (0.55)
                                        --------------  ---------------  --------------  ---------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

         The Company is an owner and operator of private-pay assisted living communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services, and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence. The Company's revenues are derived primarily from resident fees for basic housing, personalized health care services, and other support services.

         In 1996, the Company began an aggressive expansion program of development and construction of new communities. This program resulted in a dramatic increase in the number of communities and beds under operation in both 1997 and 1998. At the time of the Company's initial public offering in 1995, the Company operated four communities with a resident capacity of 565 beds. The Company grew to a resident capacity of 2,996 beds and operated 30 communities by the end of 2000.

         At the end of 2000, the Company had a substantial working capital deficit and anticipated that its cash requirements during 2001 would exceed the cash provided by operations. The Company embarked on a strategic plan to address its liquidity issues. Additionally, in 2001, the Company encountered extraordinary circumstances and difficulties in obtaining licenses for two new California buildings and in obtaining a certificate of occupancy for its new Arizona building resulting in significant time delays in opening these buildings. These delayed openings resulted in significant unanticipated cash expenditures and delayed revenue generation for the Company. As a result of continuing operating losses and the difficulties in obtaining operating licenses for certain of its new buildings, the Company was unable to meet certain of its lease obligations, discontinued all development and construction activities, reduced the number of communities it operates, downsized its workforce and entered into an agreement whereby the Company subcontracted a substantial portion of the management duties for its communities to another assisted living company, Emeritus Corporation. As of December 31, 2001, the Company had reduced its operations to 20 communities with a resident capacity of 2,067 beds.

         The Company has a substantial working capital deficit and anticipates that its cash requirements during 2002 will exceed the cash provided by operations. The Company will require a significant amount of capital to fund operating losses, debt and lease obligations. The Company is exposed to significant liability losses as a result of the bankruptcy of its former professional liability claims insurer that provided professional liability claims insurance to the Company from March 1, 1998 to March 1, 2001. The combination of a difficult financing and operating environment for the assisted living industry has limited the potential sources for capital. The Company is considering various alternatives that may include the potential disposition of selected assets and/or the merger or sale of the remaining assets of the business. There can be no assurance that the Company will be successful in these pursuits. At this time the Company believes that the net proceeds of such transactions after satisfaction of the Company's liabilities and the distribution to the preferred shareholder of its liquidation preference pursuant to the Articles of Incorporation may not be sufficient to permit any distribution to the Company's common shareholders. Recent developments impacting the Company's liquidity and operating results, are summarized under the caption "Description of Business - Recent Developments", which is incorporated in this
Item 7 by this reference.

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

Critical Accounting Policies and Estimates
------------------------------------------

         The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including allowance for doubtful accounts, land held for sale, investments in and advances to joint ventures, income taxes, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes that the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of the Company's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company has made land available for sale and adjusts the value of such land to its estimated fair value. Subsequent changes in market conditions may not be reflected in the asset carrying value thereby requiring further adjustment upon ultimate sale of the asset.

         Joint ventures in which the Company does not have a controlling interest are accounted for under the equity method of accounting. Poor operating results of the properties underlying these investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future.

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

         The Company regularly reviews all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends. When the Company determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected undiscounted cash flow method. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term as well as the underlying forecasts of expected future revenue and expense. The Company has not recorded significant impairment charges to assets not held for sale; however, to the extent that events or circumstances cause the Company's assumptions to change, the Company may be required to record a charge which would be material.

         Gains realized on the sale and leaseback of the Company's assisted living communities are deferred and credited to income as rent adjustments over the related lease terms. The Company also defers development fees and amortizes them over the term of the related lease. Gains realized on sales or distributions of the Company's assisted living communities to its majority shareholder are deferred and will not be recognized until such buildings are sold to unrelated third parties.

         The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Company's consolidated financial statements.

                                                                  2001            2000             1999
                                                            --------------  ---------------  -------------
Revenues:
    Rental and service                                            98.6 %          98.9 %           99.2 %
    Management fees                                                1.4             1.1              0.8
       Total revenues                                            100.0           100.0            100.0

Operating expenses:
    Residence operating expenses                                  75.8            69.4             71.3
    General and administrative expenses                           13.3            10.9             13.4
    Lease expense                                                 13.5            21.5             24.8
    Depreciation and amortization                                  4.3             2.7              2.8
       Total operating expenses                                  106.9           104.5            112.3

       Operating loss                                             (6.9)           (4.5)           (12.3)

    Interest income                                                0.5             0.8              0.6
    Interest expense                                             (10.9)           (6.0)            (4.9)
    Equity in losses of joint ventures                            (0.6)           (0.5)            (0.5)
    Other income, net                                             15.8             0.0              0.8

       Loss before minority interests                             (2.1)          (10.2)           (16.3)

    Minority interests                                             0.0             0.2              0.1

       Loss before income taxes                                   (2.1)          (10.0)           (16.2)

    Provision for income taxes                                     0.0             0.0              0.0

       Net loss                                                   (2.1)          (10.0)           (16.2)

    Preferred stock dividends                                     (1.7)           (1.1)            (1.1)

       Net loss available to common shareholders                  (3.8)%         (11.1)%          (17.3)%
                                                            ============    ============     ============

Comparison of Years Ended December 31, 2001 and 2000
----------------------------------------------------

         Revenues. Revenues for 2001 totaled $64.0 million compared to $64.9 million in 2000, a decrease of $0.9 million or 1.4 percent. During 2001, the Company operated 35 communities comprised of eight stabilized communities, 20 newly developed or acquired communities, and seven communities operated pursuant to management contracts, of which four were owned in joint ventures and accounted for under the equity method. During 2001, the Company opened five new communities of which four were internally developed. Two of these communities were managed by a third party in 2001. In 2001, the Company assigned its leasehold interest in three communities to a third party, transferred operations of four of its leased communities to third party operators as part of a settlement agreement with the owner of these leased communities, transferred operations of five of its leased communities to third party operators as part of a settlement agreement with the owner of these leased communities, exchanged two communities for cancellation of convertible notes, and canceled the management contract for one community. Also the leases of two communities, that the Company leased from entities controlled by the majority shareholder, were terminated by the lessors. The Company continues to manage these communities. In June 2002, the Company received a letter from its preferred shareholder disputing the termination of these leases and claiming that the terminations are voidable. The Company operated 31 communities during 2000 comprised of seven stabilized communities, 17 newly developed or acquired communities, and seven communities operated pursuant to management contracts, of which three were owned in joint ventures and accounted for under the equity method. A community is considered "stabilized" for reporting purposes after it first attains occupancy of 95.0 percent and prior to that time is considered "newly developed."

         Rental and service revenues from the ten communities that the Company continued to operate at December 31, 2001, increased $4.9 million. Of this increase, $2.4 million was from three communities that the Company opened in January, February and July 2001. Two of these communities were internally developed and two were managed by a third party. Average occupancy at the seven residences that the Company operated at the beginning of both 2001 and 2000 was
82.5 percent for 2001 compared to 76.0 percent in 2000.

         Rental and service revenues from the communities that were disposed of in 2001, decreased $5.9 million. Management fee income increased $0.1 million in 2001. The majority of this increase is attributable to eight of the ten properties that the Company continued to manage at the end of 2001.

         Residence Operating Expenses. Residence operating expenses were $48.5 million for 2001 and $45.0 million for 2000, an increase of $3.5 million or 7.7 percent. Residence operating expenses from the 10 communities that the Company continued to operate at December 31, 2001 increased by $4.9 million from 2000 to 2001. Of this increase, $1.5 million was from the seven communities that the Company operated at the beginning of both 2000 and 2001 and $3.4 million was from start-up operating expenses and pre-opening costs for the three newly developed communities that opened in 2001. Residence operating expenses decreased $1.4 million from the communities that were disposed of in 2001. Residence operating expenses from the seven communities that the Company operated at the beginning of both 2000 and 2001 totaled 72.2 percent and 73.8 percent of rental and service revenue for 2001 and 2000, respectively.

         General and Administrative Expenses. General and administrative expenses were $8.6 million for 2001 compared to $7.1 million for 2000, an increase of $1.5 million. In 2001 as compared to 2000, payroll and related costs and expenses decreased $1.1 million of which $0.2 million related to a non-recurring charge in 2000 for the termination of an employment contract, offset by $0.5 million in severance related expenses from the Company's restructuring. Travel expenses decreased $0.1 million offset by an increase in other professional fees of $0.3 million for loan financing and other consulting costs. Development related costs incurred in connection with asset write-downs (land held for sale) and abandoned projects increased $0.7 million. The Company expensed $1.2 million in 2001 for professional liability and other claims paid in 2002 or agreed to be paid for settled claims and an estimate for claims still pending.

         Lease Expense. Lease expense for the Company's leased communities totaled $8.6 million for 2001 compared to $13.9 million for 2000. The decrease of $5.3 million relates to the acquisition of three previously leased communities in December 2000, the assignment of the Company's leasehold interests in its three Wyoming communities in February 2001, lease cancellations on nine of the Company's properties in November 2001 and the related full recognition of the deferred fees and gain on six of the properties that were subject to sale-leaseback transactions, offset by two newly developed leased communities which opened in 2001, one of which was cancelled and annual lease escalation clauses.

         Depreciation and Amortization. Depreciation and amortization expense was $2.7 million for 2001, compared to $1.8 million for 2000. The increase of $0.9 million relates primarily to the acquisition of three previously leased communities in December 2000, the opening of two newly developed communities in 2001, plus purchases of property and equipment to support existing operations.

         Interest Income. Interest income is earned from the Company's investment of cash and cash equivalents in high-quality, short-term securities placed with institutions with high credit ratings.

         Interest Expense. Interest expense increased in 2001, to $7.0 million from $3.9 million for 2000. Of this increase, $1.8 million was incurred due to the acquisition in December 2000 of four previously leased communities (one of which had been accounted for as a capital lease), $1.1 million was incurred primarily due to the opening and completion of two newly developed communities, and $0.2 million was incurred as a result of short-term borrowings from the majority shareholder.

         Equity in Losses of Joint Ventures. Equity in losses of joint ventures resulted from the operations of the Company's 50 percent owned Kenmore, Washington community, the Company's 10 percent owned Kent, Washington community, the 40 percent owned Corvallis, Oregon community and pre-opening costs and start-up costs of the 50 percent owned Salt Lake City, Utah community.

         Other Income (Loss), Net. In 2001, the Company recorded losses of $0.5 million as a result of settlement agreements with the owners of nine of its properties for lease cancellations and exchanged its Bakersfield and Vacaville, California communities for cancellation of convertible notes, recognizing a $12.0 million gain. The Company recorded a $1.5 million loss from the cancellation of leases with entities owned by the majority shareholder. The Company also assigned its leasehold interest in its three Wyoming communities for a $0.1 million gain.

         Net Loss. Net operating results increased by $5.1 million for 2001, compared to the same period in 2000. The Company reported a loss of $1.3 million for 2001, whereas the Company reported a loss of $6.5 million for 2000. The increase in net results is primarily due to an increase in other income (loss) of $10.1 million and a decrease in lease expense of $5.3 million offset by a decrease in residence operating profits (rental and service revenue less residence operating expenses) of $4.5 million, a decrease in interest income of $0.1 million, and increases in general and administrative expenses, depreciation expense, interest expense and equity in losses of joint ventures, all as discussed above.

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

Liquidity and Capital Resources
-------------------------------

         At December 31, 2001, the Company had a $5.9 million working capital deficit, compared to a working capital deficit of $3.9 million at December 31, 2000. The decrease in working capital relates primarily to an increase in cash and cash equivalents of $1.5 million (as described below) and offset by an increase in net current liabilities of $3.5 million. Current liabilities include payables of $2.6 million to the Company's majority shareholder. Also included in current liabilities is $8.9 million in debt related to the Company's South Ogden, Utah community which was opened in January 2001. The Company had been declared in default under terms of the loan agreement and accordingly the amount due was included in current portion of long-term debt. As described below, in May 2002 the Company signed an agreement with the lender whereby the Company transferred the South Ogden community to the bank in full satisfaction of the related debt. Accordingly, the Company has classified the net book value of the South Ogden property of $8.3 million in current assets at December 31, 2001.

         The Company anticipates that its cash requirements during 2002 will exceed the cash provided by operations. The Company is exposed to significant liability losses that are uninsured as a result of the bankruptcy of its former professional liability claims insurer that provided professional liability claims insurance for the Company from March 1, 1998 to March 1, 2001.

With the insurance company currently in liquidation and no longer able to pay any losses or claims expenses, the Company must defend itself from all claims in which it previously would have been protected through its insurance program. The Company is considering various alternatives that may include the disposition of selected assets and/or the merger or sale of the remaining assets of the business. The Company believes that the ultimate outcome of these pursuits, if taken, will not generate any value for the common shareholders.

         Net cash used in operating activities totaled $4.0 million for 2001, resulting primarily from a net loss of $1.3 million, adjusted $8.4 million for non-cash items (depreciation, amortization, gain on sale of assets, loss on disposal of construction in progress, adjustment of land held for sale to fair value, equity interest in joint ventures, decrease in allowance for doubtful accounts and minority interests), an increase in current liabilities of $3.1 million, the release of cash held in working capital escrow of $1.4 million, a decrease in accounts receivable of $0.4 million and an increase in deferred lease and interest payable to the majority shareholder of $0.8 million.

         Net cash provided by investing activities totaled $1.0 million consisting primarily of $5.0 million in proceeds from the sale of the Company's Santa Cruz, California community to its majority shareholder, proceeds from the sale of land previously held for sale of $0.5 million, $0.3 million from the assignment of the Company's leasehold interests in three Wyoming communities offset by $4.4 million in construction costs, a reduction in construction accounts payable of $0.2 million and a distribution of $0.2 million to the majority shareholder as a result of the dissolution of the Company's joint venture Regent/Bowen, LLC.

         Net cash provided by financing activities totaled $4.4 million, primarily consisting of short-term borrowings from the majority shareholder of $1.9 million, property and equipment financing proceeds totaling $5.7 million, a decrease in restricted cash for financing arrangements of $1.1 million, a net decrease in payments and deposits for lease financing arrangements of $0.4 million, offset by repayment of long-term debt of $4.7 million.

         In February 2001, the Company assigned its leasehold interest in three Wyoming communities to a third party for $325,000. The leasehold interests were assigned as a result of the difficulty in servicing these communities due to logistics and also due to continuing losses at two of the communities.

         In March 2001, the Company was unable to close two conventional loans with a financial institution in order to refinance two of its California communities. The inability to complete one loan was due in part to a pending accusation against the Company by the State of California Department of Social Services that was subsequently settled in July 2001, see item 3 "Legal Proceedings". Both loans failed to close due to the inability of the Company to obtain minimum excess liability coverage limits of five million dollars. As a result, the Company was unable to recover $195,500 in non-refundable advance deposits. These funds were advanced to the financing company directly by the majority shareholder and were included in the June 30, 2001 bridge financing demand note payable to the majority shareholder as described below.

         In April 2001, the Company and a commercial bank, which in December 2000 financed the purchase of four previously leased communities, agreed to a modification of the terms of their debt financing. The financing had originally provided that all cash flow from the operations of the four repurchased communities be applied against the outstanding principal of a certain portion of the underlying debt. The bank agreed to waive this provision for a period of six months ending

September 2001. During the six months of the modification, the net cash flow from the four communities totaled approximately $976,000

         Pursuant to the financial plan the majority shareholder provided cash advances totaling $750,000 under a bridge financing arrangement through June 30, 2001. On June 30, 2001, such advances were combined with additional outstanding amounts due to the majority shareholder and an affiliated company, along with accrued interest, into a demand note in the amount of $1,259,133. The note was due on June 30, 2002, and is now past due. It remains unpaid and the Company is currently attempting to negotiate extensions on these payment obligations.

         On July 3, 2001, the Company's Board of Directors approved a $1 million operating line of credit provided by the majority shareholder. Through September 7, 2001, the Company drew $1,000,000 under the line. The note was due on June 30, 2002, and is now past due. It remains unpaid and the Company is currently attempting to negotiate extensions on these payment obligations.

         Effective October 31, 2001, the Company entered into a settlement agreement with HCN the real estate investment trust owner of four of the Company's communities that were leased under a master lease to resolve events of default primarily due to failure of the Company to pay its September and October 2001 lease payments. The settlement included transfer of the operations of the communities to new operators and a note payable to HCN for past due rent obligations totaling $585,709. The note provides for 8% interest payable quarterly and principal and interest payments of $43,232 payable quarterly beginning in January 2003. The note is guaranteed by the majority shareholder and is due November 2006. The Company recorded losses totaling $266,000 as a result of this transaction.

         Effective November 1, 2001, the Company entered into a settlement agreement with LTC the real estate investment trust owner of five of the Company's leased communities that were cross-defaulted to resolve events of default primarily due to failure of the Company to pay its September and October 2001 lease payments. The settlement included transfer of the operations of the communities to new operators and a note payable to LTC for past due rent obligations. The note was combined with additional amounts outstanding under an existing note payable to LTC to total $650,000. The note provides for 8% interest payable quarterly and monthly installments of principal and interest totaling $15,868 beginning December 2002. The note is guaranteed by the majority shareholder and is due November 2006. The Company recorded losses totaling $343,000 as a result of this transaction.

         Effective November 1, 2001, the leases of two communities leased from entities under the control of the majority shareholder were terminated by the lessors due to non-payment of the September and October 2001 lease payments. These leases were cross-defaulted. The Company is attempting to negotiate a settlement with the lessors. The Company continues to manage these communities on behalf of the lessors. The Company has recorded the missed lease payments as notes payable in the amount of $473,108 accruing interest at 8% of which $167,108 would be subordinate to dividend payments due to the Company's preferred shareholder. The Company recorded a loss of $1.5 million as a result of the cancellation of the leases and write-off of leasehold improvements. In June 2002, the Company received a letter from its preferred shareholder disputing the termination of these leases and claiming that the terminations are voidable. The lessors have refused to reinstate these leases. Pursuant to terms of the lease agreements, the Company owes the majority shareholder $1,292,199 for deferred lease and interest payments which amounts are subordinate to dividend payments due to the Company's preferred shareholder.

         On November 1, 2001, the Company entered into a loan workout and settlement agreement with one of its third party lenders as a result of a payment default under the loan agreement. The Company deeded one parcel of land that it held for sale to the lender in satisfaction of $0.9 million in debt, restructured the payment terms on the remaining loan obligation and provided collateral in other land held for sale. Of the remaining debt due of $0.7 million, the Company paid $73,500 in November 2001, $186,500 in December 2001, $250,000 in February 2002 and the remaining balance due of $225,000 was paid in September 2002.

         In December 2001, the Company, concerned by the quarterly interest obligation of it's subordinated convertible notes and the operating losses at its Bakersfield, California community, exchanged its Bakersfield and Vacaville, California communities for $8.9 million of the convertible notes. An affiliate of LTC acquired the two properties subject to $18.3 million in mortgage and local improvement debt. The Company recorded a gain of $12.0 million in connection with this non-cash transaction.

         On December 26, 2001, the Company and its majority shareholder agreed to a specified distribution of the assets of Regent/Bowen, LLC, a joint venture formed in December 2000 for the purpose of acquiring four communities that were previously leased. The Company had contributed $0.6 million along with its rights to purchase the four communities for a 75% interest in the joint venture. The majority shareholder had contributed $1.2 million for a 25% interest. In addition, the venture had obtained $32.2 million in bank financing and $0.5 million of seller provided financing in order to complete the acquisitions. The venture was dissolved in December 2001 and 100% of the venture's interest in the Santa Cruz and Clovis, California communities was distributed to the Company and 100% of the venture's interest in the Eugene, Oregon community was distributed to the majority shareholder. The remaining community located in Boise, Idaho and other venture assets were distributed 75% to the Company and 25% to the majority shareholder in accordance with their ownership interests. As a result of the dissolution, the Company distributed cash of $165,091 and recorded a $31,783 payable to the majority shareholder.

         On December 27, 2001, the Company sold its Santa Cruz, California property to its majority shareholder for a net sales price of $11.7 million. The Company received $5.0 million in cash proceeds of which $2.9 million was retained by the Company and $2.1 million was used to reduce debt after which $6.7 million was assumed by the majority shareholder.

         Commencing January 1, 2002, the Company contracted with Emeritus Corporation, an unrelated assisted living company, to provide operations management, consulting and accounting services to its assisted living communities. Accordingly the Company implemented a restructuring plan to reduce a significant portion of its corporate workforce at December 31, 2001 and in the first quarter of 2002. The Company continues to provide an oversight management role, partnership administration and asset management services including continued responsibility for placement of insurance and debt financing arrangements.

         As of November 7, 2002, the Company has no additional communities under construction.

         During 2000 and 2001, the Company did not pay the quarterly dividends which accrued with respect to its preferred stock. The first quarter 2000 dividend rate was 6 percent. For each subsequent quarter in which the dividend was not paid, the dividend rate increased by one percent. The maximum rate that could apply to the dividend is 12 percent or prime plus 300 basis points. As of December 31, 2001, a total of $1,875,000 was in arrears. The Company's

Articles of Incorporation and state law prohibit the current payment of the preferred dividend since in the judgment of the Company's Board of Directors, the payment of the preferred dividend would jeopardize the on-going viability of the Company and potentially result in its insolvency. Accordingly, the Company has recorded these amounts as long-term liabilities at December 31, 2001.

         The Company is subject to significant liability losses that are uninsured as a result of the bankruptcy of its former professional liability claims insurer Reliance Insurance Company (Reliance). As further explained in item 3 " Legal Proceedings", Reliance provided professional liability claims insurance for the Company from March 1, 1998 to March 1, 2001. With Reliance currently in liquidation and no longer able to pay any losses or claims expenses, the Company must now defend itself from all claims in which it previously would have been protected through its insurance program. At December 31, 2001, the Company has accrued $1.2 million which represents amounts paid in 2002 or agreed to be paid for settled claims and an estimate for claims still pending.

         In order to conserve working capital and generate additional working capital, the Company has discontinued development activities and has one other parcel of real property previously held for development listed for sale.

         Certain remaining operating lease agreements and loans contain restrictive covenants. A failure by the Company to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness. Some of the Company's debt instruments contain cross default provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender. At December 31, 2001, such cross default provisions affected two of the Company's owned assisted living properties and two properties for which it provided a guarantee. At December 31, 2001, the Company was in compliance with all covenants specified in its debt or lease obligations for the properties that the Company continued to own at November 7, 2002.

         The following table summarizes the Company's commitments under the terms of its debt obligations and operating leases as of December 31, 2001:

                             (Dollars in thousands)
                            2002           2003           2004            2005        Thereafter
                         ------------  -------------  -------------   -------------  -------------

Long-term debt               $13,159         $1,614        $20,174            $456           $471

Operating leases               2,066          1,302          1,224           1,240          6,746

Guarantees                       522         19,235         17,203           7,356           -

                         ------------  -------------  -------------   -------------  -------------
Total Obligations            $15,747        $22,151        $38,601          $9,052         $7,217
                         ============  =============  =============   =============  =============

         Subsequent to December 31, 2001, the Company refinanced $15.2 million of debt at more favorable terms and as a result the Company's guarantees on loans to entities owned by the majority shareholder were reduced to $8.1 million. Additionally a result of these transactions was the elimination of the cross-defaults of the Company's debt and guaranteed debt.

         As more fully described in the preceding paragraphs the Company had several significant transactions with its majority shareholder in 2001. The Company believes that the transactions were on terms no less favorable to the Company than could be obtained from unaffiliated parties in arms-length transactions, however, there can be no assurance that such is the case.

Impact of Inflation
-------------------

         To date, the Company has experienced inflationary pressures in the areas of wages, insurance and utilities. In pricing its services, the Company attempts to incorporate and anticipate inflation levels. The Company's ability to increase revenues in proportion to increased operating expenses is at times limited due to the Company's dependence on its senior resident population, most of whom rely on relatively fixed incomes to pay for the Company's services. The Company typically does not rely to a significant extent on governmental reimbursement programs. There can be no assurance that the Company will be able to respond to inflationary pressures in the future.

Subsequent Events
-----------------

         In February 2002, the Company entered into a lease termination agreement with Meditrust the real estate investment trust owner of its Alzheimer community in Scottsdale, Arizona and its assisted living community in Folsom, California. The Company's leases for these two communities were canceled and the Company was released from all liability thereunder, including any past due obligations to pay rent under the leases and any real estate taxes in excess of $25,000. The Company realized a reduction in current liabilities that were recorded at December 31, 2001, of approximately $217,200 as a result of this transaction. The new owners of these two communities are affiliated with Emeritus Corporation.

         In May 2002, the Company sold its West Wind community located in Boise, Idaho to a third party. The Company received $2.8 million in sales proceeds and paid down $2.4 million of debt that was classified as current at December 31, 2001, recognizing a gain of $272,000 on the transaction in 2002. Accordingly the Company has classified the net book value of the West Wind property of $2.6 million in current assets at December 31, 2001.

         The Company abandoned its wholly owned subsidiary's Elk Grove, California construction project in December 2001 as a result of a declaration of default on the loan agreement by the construction lender. The Company wrote off $3.8 million in related construction costs, $155,000 in restricted cash deposits, was released from $3.0 million of construction debt and recorded a loss for this project of $0.9 million at December 31, 2001. In May 2002, the Company entered into a settlement agreement with the lender and effective June 3, 2002 transferred its ownership interest in the construction project to a third party purchaser identified by the lender. No cash proceeds were generated for the Company as a result of this transaction. The Company and the majority shareholder had provided guarantees of the construction loan to the lender and were relieved of these guarantees upon closing of the transaction. In addition, the settlement agreement provided for the transfer of the Company's South Ogden community to the lender in lieu of foreclosure. The transfer of the South Ogden facility and operations closed May 31, 2002. The Company recorded a gain of $1.1 million in 2002 in connection with this non-cash transaction. The lender had declared the Company in default on the $8.9 million loan for the South Ogden facility in 2001 and accordingly this debt was classified as current at December 31, 2001. Accordingly, the Company has classified the South Ogden property of $8.3 million in current assets at December 31, 2001.

         In September 2002, the Company sold its 55% co-tenancy interest in its Modesto community to an unrelated third party for a net sales price of $2.8 million. The Company received $1.0 million in cash proceeds, $0.1 million in notes receivable and satisfied $1.7 million of co-tenancy debt which was assumed by the buyer. The Company recorded a gain in 2002 totaling $1.0 million as a result of this transaction. The Company, its majority shareholder and the unrelated 45% co-tenant continue to guarantee the full $3.0 million in debt assumed by the buyer.

         In September 2002, the Company assigned its lease of its San Antonio community to Emeritus Corporation for $408,000. The Company recorded a gain in 2002 of approximately $327,000 as a result of this transaction. In connection with the assignment the lessor released to the Company the cash deposit held under a letter of credit arrangement in the amount of $741,752. This amount was included in restricted cash at December 31, 2001.

Recent Accounting Pronouncements
--------------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The impact of this pronouncement on the Company's financial statements is not expected to be material.

         In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30; accordingly, two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. In addition, SFAS No. 144 resolves significant implementation issues related to SFAS No. 121. Under SFAS No. 144 the results of operations of a component of an entity that either has been disposed of or is classified as held for sale are reported in discontinued operations if (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Accordingly, upon adoption of SFAS 144 the Company's operations associated with and transactions recorded in other income/loss could be reclassified as discontinued operations.

         In 2002, FASB issued SFAS 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact on any relevant transactions.

         In July 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following:

         a. Termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits),
         b.   Costs to terminate a contract that is not a capital lease, and,
         c.   Costs to consolidate facilities or relocate employees.

         This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. The impact of this pronouncement on the Company's financial statements has not yet been determined by the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates as a result of its variable rate indebtedness. The Company manages this risk by obtaining fixed rate borrowings when possible. At December 31, 2001, the Company's variable rate borrowings totaled $28.3 million. If market interest rates average one percent more in 2002 than in 2001, the Company's interest expense would increase and income before taxes would decrease by $283,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding variable rate borrowings as of December 31, 2001, and does not consider changes in the actual level of borrowings which may occur subsequent to December 31, 2001. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements required by this item are included on pages F-1 to F-29 of this Report.

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

         Name                       Age      Director Since
         -----------------------    ----     --------------
         Walter C. Bowen(1)(2)       60      March 1995
         Steven L. Gish              44      August 1995

         (1)  Member of Executive Committee
         (2)  Member of Compensation Committee

         Walter C. Bowen has served as Chairman of the Board and Chief Executive Officer and as a Director of the Company since its formation in March 1995. Mr. Bowen also served as President of the Company until October 31, 1999 and from November 1, 2001 to present. Mr. Bowen has been involved in the development, ownership, and management of assisted living facilities since 1986, and has devoted a majority of his time to the ownership and operation of those facilities over the past six years. Mr. Bowen continues to serve as the Chief Executive Officer of the Bowen Companies.

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

         Robert G. Peirce was elected to the board on March 13, 2001 and resigned from the board in August 2001.

         Dana J. O'Brien who served as a director of the Company since December 1996, resigned from the board in September 2002.

COMPENSATION OF DIRECTORS

         The Company pays each non-employee director $500 for attendance in person at each regular meeting of the Board of Directors. In addition, the Company will reimburse the directors for travel expenses incurred in connection with their activities on behalf of the Company.

         Each non-employee member of the Board of Directors of the Company is automatically granted an option to purchase 2,000 shares of Common Stock when that person becomes a director. In prior years, each non-employee director was also automatically granted an option to purchase 2,000 additional shares of Common Stock in each subsequent calendar year that the director continued to serve in that capacity. This practice was discontinued in 2001. The exercise price for all automatic grants to non-employee directors was the closing sales price of the Common Stock on the business day immediately preceding the date of grant.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership of the Common Stock with the Commission. Executive officers, directors and greater than ten percent shareholders are also required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, to the Company's knowledge all of the Section 16(a) filing requirements applicable to such persons during fiscal year 2001 were complied with on a timely basis.

         Information with respect to certain relationships and related transactions are included under Item 13 of Part III of this report.


ITEM 11.  EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth, for the fiscal years ended December 31, 2001, 2000, and 1999 compensation information with respect to the Company's chief executive officer and each of its executive officers whose compensation from the Company exceeded $100,000 during the relevant fiscal year.

                           Summary Compensation Table

                               Annual Compensation

                                                                                    Other Annual
Name and Principal Position               Year            Salary        Bonus     Compensation(1)
---------------------------               ----         ------------  -----------  ---------------

Walter C. Bowen(2)                        2001         $  24,000     $   -0-        $   4,765(3)
     Chairman of the Board                2000         $  24,000     $   -0-        $ 120,600(3)
     Chief Executive Officer and          1999         $ 250,000     $   -0-        $  66,750(3)
     President


Louis Swart(4)                            2001         $ 193,706     $   -0-        $   5,500
     President                            2000         $ 225,000     $   -0-        $   1,500
                                          1999         $ 132,901     $   -0-        $   8,830(5)

James W. Ekberg(6)                        2001         $ 167,307     $   -0-        $   4,500
     Senior Vice President                2000         $ 150,000     $   -0-        $   4,500
     of Finance and                       1999         $ 150,000     $   -0-        $   1,750
     Development

Dale J. Zulauf(7)                         2001         $  87,179     $   -0-        $  36,687
     Chief Operating Officer              2000         $ 213,123     $   -0-        $  33,840
                                          1999         $  33,333     $   -0-        $   -0-




Steven L. Gish                            2001         $ 135,000     $   -0-        $   4,050
     Chief Financial Officer              2000         $ 133,750     $   -0-        $   4,013
                                          1999         $ 120,000     $   -0-        $   1,750

(1) Represents the amount of a contribution by the Company to the officer's 401(k) plan account unless otherwise indicated.

(2) Mr. Bowen served as President of the Company from its inception through October 31, 1999 and from November 1, 2001 to present. Mr. Bowen claims he is entitled to an additional salary payment of $226,000 for 2001 plus a bonus of 25% pursuant to the financial plan. The Board of Directors has not agreed that these amounts are payable and accordingly these amounts have not been accrued at December 31, 2001.

(3) Other annual compensation includes $4,165 paid by the Company in 2001 for Mr. Bowen's membership dues at Pumpkin Ridge Golf Club. Additionally, Mr. Bowen was paid guaranty fees totaling $120,000 and $65,000 in 2000 and 1999, respectively. The guaranty fees were paid for Mr. Bowen's personal guarantees for repayment and performance of covenants on Company loan agreements. See item 13.

(4) Mr. Swart served as Chief Operating Officer of the Company from April 12, 1999, through October 31, 1999, at an annual salary of $175,000 and became President November 1, 1999, at an annual salary of $225,000 which was reduced to $175,000 annually effective April 16, 2001. He resigned as an officer of the Company effective November 1, 2001 and pursuant to the terms of an employment agreement was entitled to receive a years salary as severance. The salary disclosed includes $164,539 paid to Mr. Swart as an employee and $29,167 paid as severance under the employment agreement. In addition to the amounts disclosed above Mr. Swart was paid severance benefits totaling $151,233 in 2002. Mr. Swart's compensation in 1999 also included $8,000 paid in connection with his relocation to Portland, Oregon.

(5) Mr. Swart received a total of $16,830 in reimbursement of relocation expenses during 1999, a portion of which was treated as compensation.

(6) Mr. Ekberg resigned as an officer of the Company effective December 31, 2001. Under terms of a severance agreement Mr. Ekberg was paid $155,400 in 2002.

(7) Mr. Zulauf served as Chief Operating Officer of the Company from November 1, 1999 through June 7, 2000, at an annual salary of $200,000. He resigned as an officer of the Company effective June 7, 2000. Under terms of a severance agreement Mr. Zulauf continued to be paid through June 7, 2001. The salary disclosed in 2001 includes $87,179 paid under terms of a severance agreement. The salary disclosed in 2000 includes $72,692 paid to Mr. Zulauf as an employee and $121,154 paid under a severance agreement. Mr. Zulauf also received a total of $13,796 in reimbursement of temporary living and other expenses during 2000, which were treated as compensation. After his resignation from the Company, Mr. Zulauf provided executive search services for the Company and was paid $36,687 and $33,840 for those services in 2001 and 2000, respectively, which is included in other annual compensation disclosed. Additionally, Mr. Zulauf was paid $65,000 in 2002 for executive search services.

         Employment Agreements. Each officer of the Company has entered into an employment agreement with the Company. The employment agreements for Messrs. Bowen, Ekberg and Gish expired in December 2000. The Company entered into executive severance agreements in 2001 with Messrs. Ekberg and Gish. Mr. Ekberg was paid under this agreement in 2002. The agreements generally provide that the Company may terminate any officer without cause by making to such officer a cash payment equal to one year's base salary and cost of health insurance coverage both at the rate in effect at the time of termination. The agreements also provide that the officer may terminate his employment within 12 months after a change in control of the Company whereby the officer's compensation or job responsibilities are reduced and receive, upon written notice to the Company, a cash payment equal to one year's base salary and cost of health insurance coverage both at the rate in effect at the time of termination. In addition, each officer has entered into a restrictive covenant agreement containing noncompetition and nondisclosure provisions.

         Stock Option Grants in Fiscal 2001. There were no grants of stock options made by the Company during fiscal 2001 to the officers of the Company named in the Summary Compensation Table.

         Option Exercises in 2001 and Fiscal Year-End Option Values. The following table sets forth information (on an aggregated basis) concerning the fiscal year-end value of unexercised options held by each of the officers of the Company named in the Summary Compensation Table. None of the officers named below exercised any stock options during fiscal 2001.

                          Fiscal Year-End Option Values

                                                                                  Value of Unexercised
                                                   Number of Unexercised             In-the-Money
                     Acquired                       Options at Year-End           Options at Year-End(1)
                        on           Value       -------------------------      -------------------------
Name                 Exercise       Realized     Exercisable Unexercisable      Exercisable Unexercisable
----                 --------       --------     ----------- -------------      ----------- -------------
Walter C. Bowen         --             --            --           --               --          --
Louis Swart             --             --            --           --               --          --
James W. Ekberg         --             --            --  (2)      --               --          --
Steven L. Gish          --             --         110,000(3)      --               --          --

---------------------------------------------------------------------------------------------------------

(1) Options are "in-the money" if the fair market value of the underlying securities on that date exceeds the exercise price of the option. The amount set forth represents the difference between the fair market value of the securities underlying the options on December 31, 2001, based on the last sale price of $0.05 per share of Common Stock on the date (as reported on the Over-the-Counter Market) and the exercise price of the options, multiplied by the applicable number of options.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of November 7, 2002, with respect to the beneficial ownership of the Company's Common Stock by each director, by each executive officer of the Company named in the Summary Compensation Table, by all directors and executive officers as a group, and by each person who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock. Unless otherwise indicated in the Table, each person has sole voting power and sole investment power with respect to all outstanding shares of Common Stock shown as beneficially owned by them.

                                                   Amount and Nature
 Name and Address of                                of Beneficial               Percent of
 Beneficial Owner(1)                                  Ownership                  Class(2)
-----------------                                 -------------------          ------------
Walter C. Bowen                                     3,403,200(3)                  54.9%
James W. Ekberg                                        50,000(4)                    *
Steven L. Gish                                        135,000(5)                   2.2%
Dana J. O'Brien                                        10,000(6)(7)                 *

Prudential Private Equity
Investors III, L.P.
717 Fifth Avenue, Suite 1100
New York, NY  10022                                 1,400,493(8)                  22.6%

All directors and executive officers
  as a group (5 persons)                            3,698,200                     59.6%

* Less than one percent.

(1) Unless otherwise indicated, the address of each person named is c/o Regent Assisted Living, Inc., 121 S.W. Morrison Street, Suite 950, Portland, Oregon 97204.

(2) Assumes the exercise of solely that individual's options, or conversion of solely that party's underlying instruments, and issuance by the Company of the related number of shares of Common Stock.

(3) Includes 85,000 shares held of record by Mr. Bowen that may be purchased within 60 days by certain officers and two other individuals pursuant to options granted by Mr. Bowen. Mr. Bowen has granted options to purchase a portion of his shares to Messrs. Ekberg (50,000 shares) and Gish (25,000 shares).

(4) Includes shares that may be acquired within 60 days pursuant to options granted by Mr. Bowen to purchase a portion of his shares.

(5) Includes shares that may be acquired within 60 days pursuant to options granted by Mr. Bowen to purchase a portion of his shares and those shares that may be purchased pursuant to options granted under the Company's 1995 Stock Incentive Plan.

(6) Includes 10,000 shares that may be acquired within 60 days pursuant to options granted under the Company's 1995 Stock Incentive Plan.

(7) Does not include shares of Series A or Series B Preferred Stock owned by Prudential Private Equity Investors III, L.P. ("PPEI"), an investment fund managed by Cornerstone Equity Investors, L.L.C., the employer of Mr. O'Brien.

(8) Includes the number of shares that may be acquired within 60 days pursuant to the holder's right to convert its Series A Preferred Stock into shares of Common Stock. PPEI also owns 382,882 shares of Series B Preferred stock, each share of which can be converted into one share of Series A Preferred Stock or into a total of 417,690 shares of Common Stock upon the occurrence of specified conversion events.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Bowen holds a 99 percent general partnership interest in the Regency Park Apartments Limited Partnership ("Regency Partnership"), an Oregon limited partnership from which the Company leased its Regency Park community located in Portland, Oregon through October 31, 2001. Mr. Bowen also holds a 99 percent ownership interest in Sterling Park, L.L.C., a Washington limited liability company from which the Company leased its Sterling Park community located in Redmond, Washington, through October 31, 2001. Mr. Bowen's minor children hold the remaining one percent interest in the Regency Partnership and Sterling Park, L.L.C. Mr. Bowen issued a default notice to the Company as a result of the Company's failure to pay its September and October 2001 lease payments for both Regency Park and Sterling Park. These leases are cross-defaulted. Effective November 1, 2001, the leases were terminated by the lessors as a result of the non-payment of such lease payments. In June 2002, the Company received a letter from its preferred shareholder disputing the termination of these leases and claiming that the terminations are voidable. The lessors have refused to reinstate the leases. Pursuant to the terms of the lease agreements, the Company owes to Mr. Bowen $1,292,199 for deferred lease and interest payments which amounts are subordinate to dividend payments due to the Company's preferred shareholder. Mr. Bowen has a claim against the Company related to the default under the leases. The Company is attempting to negotiate a settlement with Mr. Bowen for the lease cancellation and continues to manage these communities for the majority shareholder. The Company has recorded the past due rent obligations totaling $225,400 for Regency Park and $247,708 for Sterling Park as notes payable accruing interest at 8%, of these amounts $167,108 would be subordinate to dividend payments due to the Company's preferred shareholder. Interest expense of $10,266 was accrued on these notes in 2001. Management fee income totaled $77,296 in 2001 from these communities. The Company recorded a loss of $1.5 million as a result of the cancellation of the leases and write-off of leasehold improvements. In 2001, the Company paid lease payments totaling $544,000 for Regency Park and $680,000 for Sterling Park and accrued deferred lease payments due of $357,600 for Regency Park and $310,832 for Sterling Park. In 2000, the Company paid lease payments totaling $1,070,400 for Regency Park and $1,253,124 for Sterling Park and deferred lease payments due of $257,400 for Regency Park and $233,124 for Sterling Park. For 1999, lease payments were $1,320,536 for Regency Park and $1,486,248 for Sterling Park. Total lease payments deferred at December 31, 2001 were $1,158,956 and interest accruing on these deferrals was $133,243.

         Mr. Bowen holds a 90 percent interest in Desert Flower, LLC, an Oregon limited liability company that owns the Desert Flower Assisted Living community in Scottsdale, Arizona. Mr. Bowen's minor children hold the remaining ten percent interest in Desert Flower, LLC. In 1999, the Company developed the community and sold it to Desert Flower, LLC in a transaction through which the Company received proceeds of $1.2 million and Desert Flower, LLC assumed $8.8 million in debt. The terms of the agreement contained a guaranteed return which constitutes continuing involvement under SFAS No. 66, Accounting for Sales of Real Estate and accordingly, the Company accounted for the sale under the deposit method. Under this method, the Company continues to report the asset, depreciation and related debt in the Company's financial statements and does not recognize profit from the sale. In 2001, the continuing involvement was satisfied and the transaction was accounted for as a sale. However, the gain has been deferred at December 31, 2001, and will not be recognized until it is realized from transactions with outside parties. The Company manages the community for Desert Flower, LLC. In 2001, the Company recorded $51,701 as management fee income and $68,977 as a decrease in deposits under sales contract. In 2000, the Company recorded $39,009 as management fee income and $142,070 as an increase in deposits under sales contract.

         During December 2000, the Company formed with Mr. Bowen a joint venture, Regent/Bowen, LLC, for the purpose of acquiring four communities for $33.9 million. The four communities were previously leased from two separate real estate investment trusts. The Company contributed $0.6 million along with its rights to purchase the four communities for a 75% interest in the joint venture. Mr. Bowen contributed $1.2 million for a 25% interest. In addition, the venture obtained $32.2 million in bank financing and $0.5 million of seller provided financing in order to complete the four acquisitions. On December 26, 2001, the Company and Mr. Bowen agreed to a specified distribution of the assets of Regent/Bowen, LLC upon its dissolution. Accordingly, the venture was dissolved and 100% of the venture's interest in the Santa Cruz and Clovis, California communities was distributed to the Company and 100% of the venture's interest in the Eugene, Oregon community was distributed to Mr. Bowen. The remaining community located in Boise, Idaho and other venture assets were distributed 75% to the Company and 25% to Mr. Bowen. As a result of the dissolution, the Company distributed cash of $165,091 and recorded a $31,783 payable to Mr. Bowen. This amount is included in current liabilities at December 31, 2001.

         In March 2001, the Company was unable to close two conventional loans with a financial institution in order to refinance two of its California communities. The inability to complete one loan was due in part to a pending accusation against the Company by the State of California Department of Social Services that was subsequently settled in July 2001, see item 3 "Legal Proceedings". Both loans failed to close due to the inability of the Company to obtain minimum excess liability coverage limits of five million dollars. As a result, the Company was unable to recover $195,500 in non-refundable advance deposits. These funds had been advanced directly to the financing company by the majority shareholder and are included in the June 30, 2001 bridge financing demand note payable to the majority shareholder as described below.

         In March 2001, as part of the financial plan to address the Company's lack of liquidity, Mr. Bowen agreed to provide $1 million in bridge financing (the Bridge Loan) to the Company. Through June 30, 2001, Mr. Bowen had provided cash advances totaling $750,000 under the Bridge Loan and earned fees totaling $15,000 as a result of providing this financing. At June 30, 2001, the advances under the Bridge Loan were combined with additional amounts due to Mr. Bowen and an affiliated Company, Bowen Development Company, along with accrued interest, into a demand note in the amount of $1,259,133. This note was due June 30, 2002, and is past due. The note remains unpaid and the Company is attempting to negotiate extensions on these payment obligations.

         On July 3, 2001, the Company's Board of Directors approved a $1 million operating line of credit provided by Mr. Bowen. Through September 7, 2001, the Company drew $1,000,000 under the line. The line of credit bears interest at 18 percent. Mr. Bowen earned a $50,000 fee as a result of providing this financing. The line of credit was due June 30, 2002, and is past due. The line remains unpaid and the Company is attempting to negotiate extensions on these payment obligations.

         On December 27, 2001, the Company sold its Santa Cruz, California property to Cornell Springs Partners, an Oregon joint venture, in which Mr. Bowen directly holds a 40% interest and owns a 95% interest in its General Partner, Cornell Springs Apartments Limited Partnership which holds a 60% interest. The property was sold for a net sales price of $11.7 million. The Company received $5.0 million in cash proceeds of which $2.9 million was retained by the Company and $2.1 million was used to reduce debt after which $6.7 million of debt was assumed by Cornell Springs Partners.

         Bowen Development Company, which is wholly owned by Mr. Bowen, completed construction of one of the Company's new Regent Court communities in 2000. Additionally, Bowen Development Company completed one more community during 2001. Each of these projects is contracted for a fixed price that includes "contractor's overhead and profit" which is paid on a percentage of completion basis. Bowen Development Company lost approximately $171,000 in 2001 and $414,000 in 2000 and earned fees totaling approximately $526,100 in 1999 on these two projects. The Company's Conflicts Committee or independent directors approved these two contracts after solicitation and review of competitive bids from unaffiliated general contractors.

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

         The Administrative Services Agreement requires the Bowen Companies to offer first to the Company any opportunities received by or originated with the Bowen Companies relating to the assisted living business. The Administrative Services Agreement also requires all transactions between the Company and the Bowen Companies to be on an arm's length basis containing terms no less favorable to the Company than could have been obtained from an unrelated third party and requires any such transaction to be approved by a majority of the Company's directors unaffiliated with the Bowen Companies. In 2001, 2000 and 1999, Regent charged the Bowen Companies $10,100, 10,300 and $78,000, respectively, under the Administrative Services Agreement.

         As of November 7, 2002, Mr. Bowen had provided personal guarantees for repayment and performance of covenants on Company loan agreements in an aggregate amount of $46,789,209. Mr. Bowen was paid $120,000 and $65,000 in 2000, and 1999, respectively, in exchange for his personal guaranties. The Company has also guaranteed loans to entities owned by the majority shareholder of which approximately $22.8 million is outstanding at December 31, 2001. Refinancing transactions in 2002 resulted in a reduction in the amount of loans guaranteed by the Company for entities owned by the majority shareholder to $8.1 million.

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

        (1)10.15      Form of Nonqualified Stock Option Agreement

        (1)10.16 Administrative Services Agreement among the Company and certain of the Bowen companies

        (1)10.17      Indemnity Agreement between the Company and Walter  C.
                      Bowen

        (1)10.18      Indemnity Agreement between the Company and James W.
                      Ekberg

        (1)10.20      Indemnity Agreement between the Company and Steven L. Gish

        (3)10.23 Preferred Stock and Warrant Agreement between Prudential Private Equity Investors III, L.P.("PPEI") and the Company dated as of December 16, 1996

        (3)10.24      Stockholders Agreement among the Company, PPEI, and Walter
                      C. Bowen dated as of December 16, 1996

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

        (6)10.32      Employment Agreement between Louis Swart and the Company

        (6)10.33 Restrictive Covenant Agreement between Louis Swart and the Company

        (7)10.34 Employment Agreement, effective as of November 1, 1999, between Dale J. Zulauf and the Company

        (7)10.35 Restrictive Covenant Agreement, effective as of November 1, 1999, between Dale J. Zulauf and the Company

        (8)10.36 Executive Severance Agreement between the Company and James W. Ekberg

        (8)10.37 Executive Severance Agreement between the Company and Steven L. Gish

        (8)10.38 Amended and Restated Agreement between Emeritus Corporation and the Company to Provide Accounting and Consulting Services to California Assisted Living Facilities effective December 31, 2001

        (8)10.39 Agreement between Emeritus Corporation and the Company to Provide Management Services to Washington Assisted Living Facilities effective December 31, 2001

        (8)10.40 Amended and Restated Agreement between Emeritus Corporation and the Company to Provide Management Services to Assisted Living Facilities effective December 31, 2001

           (8)21      List of Subsidiaries

         (8)23.1      Consent of PricewaterhouseCoopers LLP

         (8)99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

         (8)99.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

------------------------

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

         (a)(3)   Form 8-K

         There were no Reports on Form 8-K filed for the year ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Portland, State of Oregon, on the 7th day of November, 2002.

                                         REGENT ASSISTED LIVING, INC.


                                         By:  /s/  WALTER C. BOWEN
                                              ---------------------
                                              Walter C. Bowen
                                              President, Chief Executive
                                              Officer and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the following persons in the capacities indicated have signed this report below on the 7th day of November, 2002.

              Signature                                    Title
              ---------                                    -----

/s/  WALTER C. BOWEN                         President, Chief Executive Officer,
----------------------------------------     Chairman of the Board and Director
Walter C. Bowen                              (Principal Executive Officer)

/s/  STEVEN L. GISH                          Chief Financial Officer, Treasurer,
----------------------------------------     Secretary and Director
Steven L. Gish                               (Principal Financial and Accounting
                                             Officer)

CERTIFICATIONS

I, Walter C. Bowen, President Chief Executive Officer, Chairman of the Board and Director of Regent Assisted Living, Inc., certify that:

        (1) I have reviewed this annual report on Form 10-K of Regent Assisted Living, Inc.;

        (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 7, 2002                By:  /s/ WALTER C. BOWEN
      ---------------------           ---------------------------------
                                          Walter C. Bowen
                                          President, Chief Executive Officer and
                                          Chairman of the Board and Director

CERTIFICATIONS

I, Steven L. Gish, Chief Financial Officer, Treasurer, Secretary and Director of Regent Assisted Living, Inc., certify that:

        (1) I have reviewed this annual report on Form 10-K of Regent Assisted Living, Inc.;

        (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 7, 2002                 By: /s/ Steven L. Gish
      ---------------------            --------------------------------
                                          Steven L. Gish
                                          Chief Financial Officer, Treasurer,
                                          Secretary and Director

REGENT ASSISTED LIVING, INC.
AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2001 and 2000

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
TABLE OF CONTENTS


                                                                            PAGE

Report of Independent Accountants - PricewaterhouseCoopers LLP ..............F-1


Financial Statements:
     Consolidated Balance Sheets.............................................F-2
     Consolidated Statements of Operations...................................F-3
     Consolidated Statements of Changes in Shareholders' Equity..............F-4
     Consolidated Statements of Cash Flows...................................F-5
     Notes to Consolidated Financial Statements .............................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Regent Assisted Living, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Regent Assisted Living, Inc. and Subsidiaries (the Company) at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP

Portland, Oregon
May 10, 2002, except for Note 5 as to which the date is October 1, 2002; Notes 7, 10 and 12 as to which the date is November 7, 2002; Note 8 as to which the date is September 10, 2002; and Note 15, as to which the date is September 18, 2002.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


                                                                                           2001            2000
                                       ASSETS
Current assets:

   Cash and cash equivalents                                                           $ 4,041,764     $ 2,580,004
   Cash held in working capital escrow                                                       7,722       1,381,781
   Accounts receivable, net                                                                 66,272         557,355
   Prepaid expenses                                                                        686,768         931,506
   Land and property held for sale                                                      11,218,209       2,400,000
                                                                                      -------------   -------------
     Total current assets                                                               16,020,735       7,850,646


Restricted cash                                                                            967,421       2,292,269
Property and equipment, net                                                             23,763,453      78,546,940
Investment in and advances to joint venture                                                490,639         629,061
Other assets                                                                             1,604,439       3,738,642
                                                                                      -------------   -------------

     Total assets                                                                      $42,846,687     $93,057,558
                                                                                      =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings from and payables to majority shareholder                     $ 2,477,480        $      -
   Current portion of long-term debt                                                    13,158,653       5,917,043
   Construction accounts payable                                                            68,550         324,572
   Accounts payable and other accrued expenses                                           5,033,361       3,188,962
   Accrued payroll                                                                       1,025,817       1,810,907
   Accrued interest                                                                        169,682         551,892
                                                                                      -------------   -------------
     Total current liabilities                                                          21,933,543      11,793,376


Long-term debt                                                                          22,715,670      65,061,708
Convertible subordinated notes                                                              90,000       9,000,000
Accrued preferred dividends payable                                                      1,875,000         750,000
Deferred lease and interest payable to majority shareholder                              1,292,199         507,877
Deposits under sales contract                                                                    -      10,297,381
Deferred gains and development fees, net                                                 9,258,100       5,268,468
Other liabilities                                                                          592,697       1,482,887
                                                                                      -------------   -------------
     Total liabilities                                                                  57,757,209     104,161,697
                                                                                      -------------   -------------

Minority interest in consolidated subsidiaries                                              71,225       1,422,226
                                                                                      -------------   -------------

Commitments and contingencies (Note 8)


Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized; 1,666,667
     shares issued and outstanding in 2001 and 2000                                      9,349,841       9,349,841
   Common stock, no par value, 25,000,000 shares authorized; 4,507,600
     shares issued and outstanding in 2001 and 2000                                     10,619,349      10,619,349
   Accumulated deficit                                                                 (34,950,937)    (32,495,555)
                                                                                      -------------   -------------
     Total shareholders' equity                                                        (14,981,747)    (12,526,365)
                                                                                      -------------   -------------

     Total liabilities and shareholders' equity                                        $42,846,687     $93,057,558
                                                                                      =============   =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.
                                       F-2

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      2001              2000              1999
Revenues:
   Rental and service                                            $ 63,138,319      $ 64,180,365      $ 53,635,079
   Management fees                                                    887,113           728,374           453,936
                                                              ----------------  ----------------  ----------------
     Total revenues                                                64,025,432        64,908,739        54,089,015
                                                              ----------------  ----------------  ----------------

Operating expenses:
   Residence operating expenses                                    48,509,085        45,025,215        38,605,500
   General and administrative                                       8,560,552         7,071,740         7,251,337
   Lease expense                                                    8,642,146        13,941,519        13,390,695
   Depreciation and amortization                                    2,782,901         1,784,031         1,512,835
                                                              ----------------  ----------------  ----------------
     Total operating expenses                                      68,494,684        67,822,505        60,760,367
                                                              ----------------  ----------------  ----------------

     Operating loss                                                (4,469,252)       (2,913,766)       (6,671,352)

Interest income                                                       368,598           507,641           305,656
Interest expense                                                   (6,996,909)       (3,908,366)       (2,645,863)
Equity in losses of joint ventures                                   (404,525)         (296,817)         (246,565)
Other income, net                                                  10,148,122            15,385           445,860
                                                              ----------------  ----------------  ----------------
     Loss before minority interests                                (1,353,966)       (6,595,923)       (8,812,264)


Minority interests                                                     23,584           130,163            35,888
                                                              ----------------  ----------------  ----------------
     Loss before income taxes                                      (1,330,382)       (6,465,760)       (8,776,376)


Provision for income taxes                                                  -                 -                 -
                                                              ----------------  ----------------  ----------------
     Net loss                                                      (1,330,382)       (6,465,760)       (8,776,376)


Preferred stock dividends                                          (1,125,000)         (750,000)         (600,000)
                                                              ----------------  ----------------  ----------------

     Net loss available to common shareholders                   $ (2,455,382)     $ (7,215,760)     $ (9,376,376)
                                                              ================  ================  ================

Basic loss per common share                                         $   (0.54)        $   (1.60)        $   (2.03)
                                                              ================  ================  ================

Diluted loss per common share                                       $   (0.54)        $   (1.60)        $   (2.03)
                                                              ================  ================  ================
Weighted average common shares
     outstanding - basic                                            4,507,600         4,507,600         4,615,135
                                                              ================  ================  ================
Weighted average common shares
     outstanding - diluted                                          4,507,600         4,507,600         4,615,135
                                                              ================  ================  ================



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              Preferred Stock
                              ----------------------------------------------
                                     Series A                Series B              Common Stock                           Total
                              ----------------------  ----------------------  ----------------------   Accumulated     Shareholders'
                                Shares      Amount      Shares      Amount      Shares      Amount       Deficit          Equity
                              ----------  ----------  ----------  ----------  ----------  ---------- ----------------  -------------

Balance, December 31, 1998     1,283,785  $7,201,910     382,882  $2,147,931   4,633,000 $10,808,703   $(15,903,419)   $ 4,255,125


   Preferred stock dividends          -           -           -           -          -            -        (600,000)      (600,000)


   Shares repurchased and retired     -           -           -           -     (125,400)   (189,354)              -      (189,354)


   Net loss                           -           -           -           -          -            -      (8,776,376)    (8,776,376)
                              ----------  ----------  ----------  ----------  ----------  ---------- ----------------  -------------


Balance, December 31, 1999     1,283,785   7,201,910     382,882   2,147,931   4,507,600  10,619,349    (25,279,795)    (5,310,605)


   Preferred stock dividends          -           -           -           -          -            -        (750,000)      (750,000)


   Net loss                           -           -           -           -          -            -      (6,465,760)    (6,465,760)
                              ----------  ----------  ----------  ----------  ----------  ---------- ----------------  -------------


Balance, December 31, 2000     1,283,785   7,201,910     382,882   2,147,931   4,507,600  10,619,349    (32,495,555)    12,526,365)


   Preferred stock dividends          -           -           -           -          -            -      (1,125,000)    (1,125,000)


   Net loss                           -           -           -           -          -            -      (1,330,382)    (1,330,382)
                              ----------  ----------  ----------  ----------  ----------  ---------- ----------------  -------------


Balance, December 31, 2001     1,283,785  $7,201,910     382,882  $2,147,931   4,507,600 $10,619,349   $(34,950,937)  $(14,981,747)
                              ==========  ==========  ==========  ==========  ==========  ========== ================  =============









                 The accompanying notes are an integral part of
                     the consolidated financial statements.
                                      F-4

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                        2001            2000            1999
Cash flows from operating activities:
    Net loss                                                                     $ (1,330,382)   $ (6,465,760)   $ (8,776,376)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 2,782,901       1,784,031       1,512,835
      (Gain) loss on sale of assets                                               (10,142,706)            104        (462,113)
      Loss on disposal of construction in progress                                    914,364               -               -
      Adjustment on land held for sale to estimated fair value                        633,775         791,245       1,489,197
      Amortization of deferred gains and development fees                          (2,896,907)       (522,177)       (509,738)
      Equity interest in joint ventures                                               404,525         296,817         246,565
      (Decrease) increase in allowance for doubtful accounts                          (57,000)         23,000               -
      Minority interests                                                              (23,584)       (130,163)        (35,888)
      Changes in other assets and liabilities:
        Cash held in working capital escrow                                         1,374,059         413,608       1,181,027
        Accounts receivable                                                           450,489         196,149        (435,598)
        Prepaid expenses                                                              161,547        (191,937)       (494,245)
        Other assets                                                                  722,717        (103,637)        198,914
        Accounts payable and other accrued expenses                                 3,789,921        (226,014)      1,134,746
        Accrued payroll                                                              (688,599)        320,313         276,964
        Accrued interest                                                               23,550         169,933         119,816
        Deferred lease and interest payable to majority shareholder                   784,322         507,877               -
        Other liabilities                                                            (890,190)         95,637        (198,914)
                                                                                 -------------   -------------   -------------

      Net cash used in operating activities                                        (3,987,198)     (3,040,974)     (4,752,808)
                                                                                 -------------   -------------   -------------

Cash flows from investing activities:
    Purchases of property and equipment                                            (4,373,393)    (45,812,247)    (13,248,696)
    Decrease in construction accounts payable                                        (228,787)       (138,564)       (145,449)
    Investment in and advances to joint ventures                                     (193,622)        (14,114)        (12,400)
    Proceeds from sale of property and equipment                                    5,910,949       2,401,375         740,309
    Proceeds from sale of equity interest                                                   -               -         725,000
    Distribution upon dissolution of joint venture                                   (165,091)              -               -
    Withdrawals from (deposits to) replacement reserve account, net                    87,378         (72,937)         20,555
                                                                                 -------------   -------------   -------------

      Net cash provided by (used in) investing activities                           1,037,434     (43,636,487)    (11,920,681)
                                                                                 -------------   -------------   -------------

Cash flows from financing activities:
    Short-term borrowings                                                           1,945,500               -               -
    Proceeds from issuance of long-term debt                                        5,722,771      53,275,199      19,986,691
    Payments on long-term debt                                                     (4,666,850)     (9,278,775)    (14,688,127)
    Construction (advances) payments                                                        -         235,706         368,200
    Payments and deposits for lease financing arrangements, net                       443,741        (759,432)       (551,638)
    Restricted cash for lease financing arrangements, net                           1,051,956         696,850        (415,344)
    Deferred development fees from lease financing arrangements                       (16,618)        637,830         243,419
    Proceeds from lease financing arrangements                                              -      (1,390,791)     10,766,814
    (Payment on) proceeds from sales contract                                         (68,976)        103,039       1,419,342
    Contributions by minority interests                                                     -       1,200,000         388,277
    Preferred stock dividends                                                               -               -        (600,000)
    Payments to repurchase common stock                                                     -               -        (189,354)
                                                                                 -------------   -------------   -------------

      Net cash provided by financing activities                                     4,411,524      44,719,626      16,728,280
                                                                                 -------------   -------------   -------------

      Net increase (decrease) in cash and cash equivalents                          1,461,760      (1,957,835)         54,791

Cash and cash equivalents, beginning of period                                      2,580,004       4,537,839       4,483,048
                                                                                 -------------   -------------   -------------

Cash and cash equivalents, end of period                                          $ 4,041,764     $ 2,580,004     $ 4,537,839
                                                                                 -------------   -------------   -------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                     2001            2000            1999
Supplemental disclosure of non-cash investing and financing activities:
    Assumption of debt by minority interests                                     $          -    $          -     $ 1,291,448
                                                                                 -------------   -------------   -------------

    Assumption of debt by joint venture                                          $          -    $          -     $ 1,692,467
                                                                                 -------------   -------------   -------------

    Debt assumed pursuant to sales contract                                      $  6,706,000    $          -     $ 8,775,000
                                                                                 -------------   -------------   -------------

    Debt canceled and assumed pursuant to settlement agreement                   $ 27,361,339    $          -    $          -
                                                                                 -------------   -------------   -------------

    Debt assumed pursuant to distribution of property from joint
      venture                                                                    $  8,488,129    $          -    $          -
                                                                                 -------------   -------------   -------------

    Contribution of property and equipment in exchange for
      investment in and advances to joint venture                                $          -    $    653,423    $          -
                                                                                 -------------   -------------   -------------

    Receivable in joint venture in exchange for developer fee                    $          -    $     71,350    $          -
                                                                                 -------------   -------------   -------------

    Preferred stock dividends accrued                                            $  1,125,000    $    750,000    $          -
                                                                                 -------------   -------------   -------------

    Cancelation of capital lease due to settlement agreement                     $  1,186,361    $          -    $          -
                                                                                 -------------   -------------   -------------

    Contribution of property in satisfaction of debt                             $  3,945,676    $          -    $          -
                                                                                 -------------   -------------   -------------
























                 The accompanying notes are an integral part of
                     the consolidated financial statements.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Regent Assisted Living, Inc. (the Company) is an owner and operator of private-pay assisted living communities including stand-alone Alzheimer's communities. Assisted living is part of a spectrum of long-term care services that provide a combination of housing, personal services and health care designed to respond to elderly individuals who require assistance with activities of daily living in a manner that promotes maximum independence.

     THE COMPANY
     As of December 31, 2001, the Company operated 20 assisted living communities in 7 western states. During 2001, the Company commenced operations at 5 new assisted living communities of which 4 were internally developed (including 1 owned by a joint venture and 2 managed by a third-party) and discontinued operations at 15 communities.

     As of December 31, 2000, the Company operated 30 assisted living communities in 9 western states. In addition, the Company had five communities under construction and two under development. During 2000, the Company commenced operations at one internally developed stand-alone Alzheimer care community, which is owned by a joint venture, and entered into one additional management contract.

     As of December 31, 1999, the Company operated 29 assisted living communities in 9 western states. In addition, the Company had four communities under construction and four under development. During 1999, the Company commenced operations at three new internally developed stand-alone Alzheimer's care communities (including two owned by joint ventures) and also opened a new internally developed assisted living community which was sold to the Company's Chairman and Chief Executive Officer in a sale-manageback agreement.

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

     CASH HELD IN WORKING CAPITAL ESCROW
     Cash is held in the Company's name in bank accounts in the custody of financial institutions. This cash is available for release in accordance with the related agreements.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LAND HELD FOR SALE
     The Company has made one parcel of land and has classified two communities as available for sale at December 31, 2001 and three parcels of land at December 31, 2000. The land was previously acquired for development. Of the land held for sale at December 31, 2000, one parcel was sold in 2001 for net proceeds of $496,225 and one parcel was deeded to a third party in satisfaction of $900,000 of debt. The Company recorded an expense of $633,775 and $791,245 in 2001 and 2000, respectively, to adjust the land held for sale to its estimated fair market value. Of the two communities classified as held for sale at December 31, 2001, one community located in Boise, Idaho was sold in May 2002 for net proceeds of $2.8 million from which the Company paid down $2.4 million of debt that was classified as current at December 31, 2001. The other community located in South Ogden, Utah and classified as held for sale at December 31, 2001, was transferred to the lender on May 31, 2002 in lieu of foreclosure. The lender had declared the Company in default of the $8.9 million loan for this community in 2001 and, accordingly, this debt was classified as current at December 31, 2001. The transfer resulted in the full satisfaction of the related debt (see Notes 5, 14 and 15).

     RESTRICTED CASH
     The Company is required to provide letters of credit to lenders in connection with certain financing arrangements. Financial institutions providing the letters of credit have required cash collateral for the letters of credit, totaling $741,752 and $1,718,973 as of December 31, 2001 and 2000, respectively. Restricted cash also includes a replacement reserve required to be maintained for two of the communities and cash collateral reserve required for one community opened in 2001.

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

     Management reviews all long-lived assets, other than land held for sale, held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of the long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual communities. There have been no significant impairment charges to assets not held for sale.

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

     DEFERRED GAINS AND DEVELOPMENT FEES
     Gains realized on the sale and leaseback of the Company's assisted living communities are deferred and credited to income as rent adjustments over the related lease terms. The Company also defers development fees and amortizes them over the term of the related lease. Gains realized on sales or distributions of the Company's assisted living communities to its majority shareholder are deferred and will not be recognized until such buildings are sold to unrelated third parties. As of December 31, 2001, there are deferred gains of $8.7 million and development fees of $0.6 million of which $6.9 million of deferred gains resulted from transactions with the Company's majority shareholder.

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

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including allowance for doubtful accounts, land held for sale, investments in and advances to joint ventures, income taxes, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The impact of this pronouncement on the Company's financial statements is not expected to be material.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30; accordingly, two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. In addition, SFAS No. 144 resolves significant implementation issues related to SFAS No. 121. Under SFAS No. 144 the results of operations of a component of an entity that either has been disposed of or is classified as held for sale are reported in discontinued operations if (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Accordingly, upon adoption of SFAS No. 144 the Company's operations associated with and transactions recorded in previous periods as other income/loss could be reclassified as discontinued operations.

     In 2002, FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has reviewed this pronouncement and will consider its impact on any relevant transactions.

     In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following:

     o Termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits),
     o Costs to terminate a contract that is not a capital lease, and
     o Costs to consolidate facilities or relocate employees.

     This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. The impact of this pronouncement on the Company's financial statements has not yet been determined by the Company.


2.   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following:

                                                                                      2001               2000
        Land                                                                       $ 1,367,757        $ 7,054,444
        Buildings and improvements                                                  21,400,674         55,383,869
        Furniture and equipment                                                      2,672,736          5,148,211
        Construction in progress                                                         1,178         14,073,406
                                                                               ----------------  -----------------
                                                                                    25,442,345         81,659,930

        Less accumulated depreciation and amortization                               1,678,892          3,112,990
                                                                               ----------------  -----------------

             Property and equipment, net                                          $ 23,763,453       $ 78,546,940
                                                                               ================  =================


     Land, buildings and certain furniture and equipment serve as collateral for long-term debt. Construction in progress includes land, development and building costs incurred in connection with the construction of the Company's new communities and the cost of land held for development. Property and equipment includes the asset value attributable to capital leases in the amount of $1,186,361 (land only) at December 31, 2000. There were no capital leases as of December 31, 2001.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   OTHER ASSETS

     Other assets consist of the following:

                                                                                          2001             2000
        Resident security and trust deposits                                           $ 592,697       $1,482,887
        Deferred financing costs, net                                                    630,287        1,663,618
        Other                                                                            381,455          592,137
                                                                                   --------------   --------------

             Total other assets                                                       $1,604,439       $3,738,642
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


4.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURE

     Investments in 10% to 50% owned joint ventures accounted for under the equity method amounted to $490,639 and $629,061 at December 31, 2001 and 2000, respectively.

     The combined results of operations and financial position of the Company's joint ventures are summarized below:

                                                                                      2001              2000
        Condensed income statement information:
           Gross revenues                                                            $6,813,982        $5,396,609
           Income from operations                                                     1,152,729         1,156,922
           Net loss                                                                    (721,882)         (693,935)

        Condensed balance sheet information:
           Current assets                                                               652,459           413,190
           Noncurrent assets                                                         23,764,733        19,191,202
           Current liabilities                                                        1,177,374         1,043,984
           Noncurrent liabilities                                                    21,707,769        16,497,893
           Equity                                                                     1,532,049         2,062,515

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. LONG-TERM DEBT, CONVERTIBLE SUBORDINATED NOTES AND DEPOSITS UNDER SALES CONTRACT

     Long-term debt consists of:

                                                                                                    2001            2000
        Notes payable to a financial institution, interest only payments at the commercial based rate plus 1.5% (floor of 7%) and/or one or more LIBOR based rates (5.25% at December 31, 2001) due January 2004, collateralized
           by real property in Boise, Idaho and Clovis, California                              $ 12,840,000    $ 27,120,000
        Note payable to a financial institution due in monthly installments of
           $74,208 including interest at 8.43%, due October 2009                                           -       9,357,418
        Note payable to a financial institution, due in monthly installments of
           $70,218, including interest at 8.69%, due August 2010                                           -       8,773,751
        Notes payable to a financial institution, due in monthly installments equal to net cash flow from the mortgaged property and interest payments at
           16%, due January 2004, collateralized by real property in Boise, Idaho
           and Clovis, California                                                                  2,311,058       5,085,000
        Construction loans, totaling $20,654,000, interest varies between 9.00%
           and 16.0%, maturities vary from December 2004 through January 2005,
           collateralized by real property in Merced, California and South Ogden, Utah            13,759,111      11,401,557
        Note payable to a bank, due in monthly installments of $20,670, including
           interest at 8.71%, due June 2002, collateralized by real property in Boise, Idaho       2,413,973       2,447,201
        Capital lease obligation, monthly interest only payments at 10.14%
           beginning upon completion of building, due approximately August 2015                            -       1,186,361
        Note payable to a corporation, quarterly payments of interest only at 8%, due in monthly installments of $15,868 including interest at 8% beginning
           December 2002, due November 2006                                                          650,000         500,000
        Note payable to a corporation, monthly payments of interest only at 8%, due in quarterly installments of $43,232 including interest at 8% beginning
           January 2003, due November 2006                                                           585,709               -
        Notes payable to the majority shareholder, interest only payments at 8%, due in monthly installments of $10,793, including interest at 8% beginning
           January 2003, due December 2006                                                           473,108               -
        Note payable to a corporation, monthly payments of interest only at 9%,
           $50,000 principal only due May 2002, due in August 2002                                   250,000         500,000
        Notes payable to a bank, due in monthly installments of $11,920, including interest at various rates between 8.75% and 8.88%, all maturing at various
           dates between 2002 and 2003, collateralized by equipment                                  100,949         271,354
        Note payable to a financial institution due in monthly installments beginning
           March 2002 of $11,836, including interest at 7.0% or prime plus 1% if higher,
           due January 2004, collateralized by real property in Modesto, California                1,674,663       1,674,662
        Note payable to a corporation, monthly interest only payments at 12%,
           $250,000 principal payment due February 2002 and $225,000 principal
           payment due August 2002, collateralized by real property in Visalia, California           475,000       1,625,000
        Notes payable to construction company owned by the majority shareholder, annual payments of interest only at prime plus 1% (10.5% at December 31,
           2000)                                                                                           -         250,000
        Other                                                                                        340,752         786,447
                                                                                              --------------  --------------

                                                                                                  35,874,323      70,978,751

        Less amounts due within one year                                                          13,158,653       5,917,043
                                                                                              --------------  --------------

                                                                                                $ 22,715,670    $ 65,061,708
                                                                                              ==============  ==============

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. LONG-TERM DEBT, CONVERTIBLE SUBORDINATED NOTES AND DEPOSITS UNDER SALES CONTRACT (CONTINUED)

     Principal payments on long-term debt for the years ending December 31 are as follows:

        2002                                                    $13,158,653
        2003                                                      1,613,936
        2004                                                     20,173,897
        2005                                                        456,268
        2006                                                        471,569
                                                            ----------------

                                                                $35,874,323
                                                            ================


     The Company incurred total interest costs of approximately $7,373,348, $4,342,388 and $4,900,800 in 2001, 2000 and 1999, respectively, of which approximately $376,439, $434,022 and $2,255,000 has been capitalized as part of construction in progress. Interest costs paid by the Company in 2001, 2000 and 1999 totaled approximately $7,389,471, $4,211,160 and
     $4,781,000, respectively.

     The Company, along with its joint venture partners, has guaranteed construction loans totaling approximately $20.5 million at December 31, 2001. The carrying value of the underlying venture assets that collateralize these loans was $23.7 million at December 31, 2001. The Company has also guaranteed loans to entities owned by the majority shareholder of approximately $22.8 million. As of October 1, 2002, the Company refinanced $15,151,058 of debt at more favorable terms and as a result the Company's guarantees on loans to entities owned by the majority shareholder were reduced to $8.1 million. The carrying value of the underlying entity assets that collateralize these loans was $8.8 million at October 1, 2002.

     On March 30, 1998, the Company completed a private placement pursuant to which parties purchased an aggregate of $4.5 million of convertible subordinated notes of the Company and agreed to purchase up to an additional aggregate amount of $6 million of convertible subordinated notes. As of December 31, 2001 and 2000, a total of $90 thousand and $9 million of convertible notes were issued under this facility, respectively. In December 2001, the Company exchanged its Bakersfield and Vacaville communities for cancellation of $8.9 million in convertible notes. The two properties were acquired subject to $18.3 million in mortgage and local improvement debt, which was assumed by the new owner. The Company recorded a gain of $12.0 million as a result of this non-cash transaction as of December 31, 2001. The remaining outstanding notes bear interest at 7.5% per annum and are convertible into 12,000 shares of common stock at an exercise price of $7.50 per share with a 10% adjustment for failure to quote on Nasdaq national market. As of December 31, 2001, the exercise price is $6.75 per share as the conversion shares have not been approved for quotation on Nasdaq. Interest on the notes is payable quarterly and all principal and unpaid interest on the notes is due March 31, 2008. The notes may be converted at the option of the holder at any time prior to the maturity date of the notes. The Company also has the right to force a conversion of the notes if the average trading price of the common stock equals or exceeds $12 per share over thirty consecutive trading days.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. LONG-TERM DEBT, CONVERTIBLE SUBORDINATED NOTES AND DEPOSITS UNDER SALES CONTRACT (CONTINUED)

     During September 1999, the Company sold to its majority shareholder its Scottsdale, Arizona community under terms of a sale-manageback agreement. The terms of the agreement contained a guaranteed return, which constitutes continuing involvement under SFAS No. 66, Accounting for Sales of Real Estate, and, accordingly, the Company accounted for the sale under the deposit method. Under this method, the Company continues to report the asset, depreciation and related debt in the Company's financial statements and does not recognize profit from the sale. The Company received $1.2 million in sales proceeds and the purchaser assumed $8.8 million of underlying debt. These amounts are recorded as liabilities captioned "deposits under sales contract" in the Company's balance sheet at December 31, 2000. The net book value of the asset subject to the sales contract totaled $8.9 million at December 31, 2000. In 2001, the continuing involvement criteria was satisfied and the transaction was accounted for as a sale. The realized gain has been deferred and will be recognized when the building is sold to an unrelated third party.

     The Company had been declared in default under terms of an $8.9 million construction note payable to a bank related to its South Ogden, Utah community and, accordingly, such amount has been included in current portion of long-term debt at December 31, 2001. The community was transferred to the bank as part of a settlement agreement in lieu of foreclosure in May 2002, which resulted in the full satisfaction of the related debt. Accordingly, the Company has classified the related South Ogden, Utah property of $8.3 million under the caption land and property held for sale at December 31, 2001 (see Notes 1, 14 and 15).


6.   SHAREHOLDERS' EQUITY

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

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.   SHAREHOLDERS' EQUITY (CONTINUED)

     Dividends on the preferred stock accrue at an annual rate ranging from 6% to 12% of the liquidation value of $5.50 per common equivalent share. The total liquidation value of the preferred stock at December 31, 2001 was $10,000,000.

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


7.   STOCK OPTIONS

     1995 STOCK INCENTIVE PLAN
     The Company adopted a stock incentive plan (the 1995 Stock Incentive Plan), which provides for the award of incentive stock options to key employees and the award of nonqualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. A total of 800,000 shares of common stock may be issued under the 1995 Stock Incentive Plan. As of December 31, 2001, options to purchase 247,000 shares had been granted and were outstanding pursuant to the Stock Incentive Plan. As of November 7, 2002, options to purchase 235,200 shares were still outstanding.

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

     Non-employee members of the Board of Directors of the Company are automatically granted an option to purchase 2,000 shares of common stock when they become a director. In prior years each non-employee director was automatically granted an option to purchase 2,000 additional shares of common stock in each subsequent calendar year that the director continued to serve in that capacity. This practice was discontinued in 2001.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.   STOCK OPTIONS (CONTINUED)

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

     A summary of the Company's stock option activity and related information for the years ended December 31 are presented below:

                                               2001                       2000                        1999
                                       ------------------------  -------------------------  ------------------------
                                                    Weighted-                  Weighted-                  Weighted-
                                                    average                    average                    average
                                                    exercise                   exercise                   exercise
        Options                         Shares       price        Shares        price         Shares       price
        -------                        ---------  -------------  ---------  --------------  ----------  ------------

        Outstanding-beginning of year   877,000      $   2.99     672,500       $   4.23      604,000      $  4.77


        Granted                           2,000          0.84     360,000           0.89      285,000         3.35
        Exercised                             -             -           -              -            -            -
        Cancelled                      (547,000)         2.56    (155,500)          3.35     (216,500)        4.59
                                       ---------                 ---------                  ----------
        Outstanding-end of year         332,000          3.74     877,000           2.99      672,500         4.23
                                       =========                 =========                  ==========

        Weighted-average fair value
           of options granted during
           the year                                  $   0.59                      $ 0.57                    $ 2.13

     The following table summarizes information about stock options outstanding as of December 31, 2001:

                                                                                        Options Exercisable
                                                                                   -----------------------------
                                                        Weighted-
                                                        average         Weighted-                      Weighted-
                Range of                                remaining       average                        average
                exercise          Number                contractual     exercise     Number            exercise
                price             outstanding           life            price      exercisable         price
              ------------  ----------------------  ----------------  -----------  --------------   -------------

              $6.00 - $8.00          85,000             3.7 years        $ 6.24       85,000          $ 6.24
               0.75 -  7.13         247,000             6.2 years          2.88      234,665            2.95
                            ----------------------                                 --------------
                                    332,000                                          319,665
                            ======================                                 ==============

     The total value of options granted during 2001, 2000 and 1999 was computed as approximately $1,200, $203,800 and $605,300, respectively, which would be amortized on a pro forma basis over the vesting period of the options.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.   STOCK OPTIONS (CONTINUED)

     OPTIONS GRANTED BY SHAREHOLDER (CONTINUED)
     The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table presents the Company's net loss and loss per share, assuming compensation cost had been determined based on the fair value at the date of grant, and recognized as expense on a straight-line basis over the vesting period of the options, consistent with the provisions of SFAS No. 123:

                                                                     2001             2000              1999
        Net loss:
           As reported                                             $(1,330,382)      $(6,465,760)      $(8,776,376)
           Pro forma                                                (1,424,192)       (6,788,093)       (9,265,466)

        Diluted loss per common share:
           As reported                                                   (0.54)            (1.60)            (2.03)
           Pro forma                                                     (0.57)            (1.67)            (2.14)

     For purposes of the above pro forma information, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     2001             2000              1999
        Risk-free interest rate                                     4.69%             5.16%             5.63%
        Expected life                                             5.53 years       7.32 years         7.6 years
        Expected volatility                                          121%              70%               54%
        Expected dividend yield                                       0%               0%                0%

8.   COMMITMENTS

     OPERATING LEASES
     The Company leases one community under a noncancelable lease agreement expiring in the year 2011. The Company is responsible for all costs including repairs, property taxes and other direct operating costs.

     The Company currently occupies approximately 2,800 square feet of office space in Portland, Oregon that is leased by a corporation owned by the majority shareholder. The Company is paying the landlord directly for the obligations under that lease. The lease expires February 15, 2003. The Company vacated approximately 10,500 square feet of office space in Portland, Oregon in 2002 that it had occupied under a lease agreement expiring February 15, 2003. The Company had been negotiating a lease cancellation agreement with the lessor, however, the lessor filed suit against the Company for non-payment of rent. The parties reached a settlement of the matter on September 10, 2002.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   COMMITMENTS (CONTINUED)

     OPERATING LEASES (CONTINUED)
     Future minimum lease payments required under these leases for the years ending December 31 are as follows:

        2002                                                       $ 2,066,527
        2003                                                         1,301,994
        2004                                                         1,223,951
        2005                                                         1,239,740
        2006                                                         1,264,686
        Thereafter                                                   5,481,110
                                                              -----------------

                                                                   $12,578,008
                                                              =================


     Lease and rent expense for the Company totaled $11,793,393, $14,952,974 and $14,233,400 in 2001, 2000 and 1999, respectively.

     Effective October 31, 2001, the Company entered into a settlement agreement with the real estate investment trust (REIT) owner of four of its leased communities under a master lease to resolve events of default primarily due to failure of the Company to pay its lease payments. The settlement included transfer of the operations of the communities to new operators and a note payable to the REIT for past due rent obligations totaling $585,709. The note provides for payment of quarterly interest at 8% and quarterly installments beginning in January 2003 of $43,232 including interest at 8% and is due November 2006. The Company's majority shareholder guaranteed this note. The Company recorded losses totaling $266,000 as a result of this transaction as of December 31, 2001.

     Effective November 1, 2001, the Company entered into a settlement agreement with the REIT owner of five of its leased communities that were cross-defaulted to resolve events of default primarily due to failure of the Company to pay its lease payments. The settlement included transfer of the operations of the communities to new operators and a note payable to the REIT for past due rent obligations. The note amount was combined with additional amounts outstanding under an existing note payable to the REIT to total $650,000. The new note provides for payment of quarterly interest at 8% and monthly installments beginning in December 2002 of $15,868 including interest at 8% and is due November 2006. The Company's majority shareholder guaranteed this note. The Company recorded losses totaling $343,000 as a result of this transaction as of December 31, 2001.

     CAPITAL LEASES
     During 1996, the Company entered into a sale-leaseback transaction with a real estate investment trust (REIT) for the Santa Cruz, California community. The total consideration for the sale was $8,300,000, which was recorded as a capital lease obligation by the Company. The Company repurchased this community from the lessor on December 26, 2000. In December 2001, this community was sold to an entity primarily owned by the majority shareholder (see Note 10).

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   COMMITMENTS (CONTINUED)

     CAPITAL LEASES (CONTINUED)
     During June 1999, the Company entered into a $10.1 million arrangement with a REIT pursuant to which the Company constructed its Mesa, Arizona community. The sale of the land was recorded as a capital lease. In November 2001, the Company completed a settlement agreement with the REIT whereby the Company was released from its lease commitment associated with the Mesa community.

     CONSTRUCTION FINANCING
     The Company has entered into construction loans in the aggregate of $24 million for the construction of five of its communities of which $14.7 million has been advanced as of December 31, 2001 (see Note 5). The Company, along with its joint venture partners, has entered into four additional construction loans in the aggregate of $21.3 million of which $14.5 million has been advanced as of December 31, 2001. All of these loans are generally for a term of three to five years, are collateralized by the underlying construction project, and are guaranteed by the Company and the majority shareholder.


9.   INCOME TAXES

     The components of the provision for income taxes for the year ended December 31, 2001, 2000 and 1999 are as follows:

                                                                        2001             2000              1999
        Current:
           Federal                                                 $            -   $             -   $            -
           State                                                                -                 -                -
                                                                   ---------------  ----------------  ---------------
                                                                                -                 -                -
                                                                   ---------------  ----------------  ---------------
        Deferred:
           Federal                                                              -                 -                -
           State                                                                -                 -                -
                                                                   ---------------  ----------------  ---------------
                                                                                -                 -                -
                                                                   ---------------  ----------------  ---------------
                                                                   $            -   $             -   $            -
                                                                   ===============  ================  ===============

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.   INCOME TAXES (CONTINUED)

     Income tax provision for the year ended December 31, 2001, 2000 and 1999 differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income before extraordinary loss as follows:

                                                                        2001             2000              1999
        Computed expected tax benefit                                  $ (452,330)      $(2,198,358)     $(2,983,255)
        Increase (decrease) in income taxes resulting from:
           State taxes, net of federal benefit                            (53,086)         (267,343)        (365,059)
           Increase in valuation allowance                                528,783         2,404,107        3,167,657
           Other, net                                                     (23,367)           61,594          180,657
                                                                   ---------------  ----------------  ---------------

             Actual income tax benefit                                 $        -       $         -      $         -
                                                                   ===============  ================  ===============

     The tax effects of temporary differences that give rise to the deferred tax assets at December 31 are as follows:

                                                                                         2001              2000
        Capital lease obligation                                                        $         -      $   453,005
        Accrued expenses                                                                  1,483,152          390,782
        Federal and state operating loss carryforwards                                    6,540,456        7,345,904
        Deferred gains and development fees                                               3,404,385        1,768,181
        Deposits under sales contract                                                             -        3,931,993
        Depreciation and amortization                                                        32,832       (3,498,320)
        Other                                                                               379,527          920,025
                                                                                    ----------------  ---------------

                                                                                         11,840,352       11,311,570

        Less valuation allowance                                                        (11,840,352)     (11,311,570)
                                                                                    ----------------  ---------------

             Net deferred tax assets                                                    $         -      $         -
                                                                                    ================  ===============


     At December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $17,484,270 and $14,238,696, respectively, which are available to offset future federal and state taxable income, if any, through 2020.

     The Company has established a valuation allowance against the net deferred tax asset as the ultimate realization is uncertain.


10.  RELATED-PARTY TRANSACTIONS

     Certain executive officers of the Company fulfill similar executive functions for other companies, which are owned or controlled by the majority shareholder.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  RELATED-PARTY TRANSACTIONS (CONTINUED)

     ADMINISTRATIVE SERVICES AGREEMENT
     The Company has entered into agreements with companies owned by the majority shareholder, whereby the Company will provide each of these entities executive assistance, accounting and financial management services, legal and administrative assistance, insurance, management information services and other management services as required. Under the terms of the agreement, the Company is reimbursed at its cost on a monthly basis for all services provided. Such reimbursements totaled approximately $10,100, $10,300 and $78,000 in 2001, 2000 and 1999, respectively.

     CONSTRUCTION CONTRACTS
     During 2001 and 2000, the construction of two of the Company's new communities was performed pursuant to fixed price construction contracts with a company owned by the majority shareholder. On a percentage of completion basis, the construction company lost $171,000 in 2001and $414,000 in 2000 and earned fees totaling approximately $526,100 in 1999.

     GUARANTY FEES
     In 2000, the Company paid fees totaling $120,000 to its majority shareholder for guaranteeing two of the Company's construction loans. In 1999, $65,000 was paid to the majority shareholder for guaranteeing three of the Company's loans. There were no guaranty fees paid to the majority shareholder in 2001.

     COLLATERAL
     At December 31, 2000, the Company's majority shareholder provided a $1,000,000 cash deposit to a lender as additional collateral with respect to a real estate loan. The Company reimbursed the majority shareholder approximately $17,700 for the carrying cost of the above mentioned deposit in 2001. The lender released this additional collateral requirement on July 2, 2001.

     LEASE ARRANGEMENTS
     Through October 31, 2001, the Company leased two assisted living communities from entities controlled by the majority shareholder. Effective November 1, 2001, the leases were terminated by the lessors due to non-payment of the September and October 2001 lease payments. These leases were cross-defaulted. The Company is attempting to negotiate a settlement with the lessors. The Company recorded a loss of $1.5 million as a result of the cancellation of the leases and write-off of leasehold improvements. The Company has recorded the past due rent obligations in the amount of $473,108 as notes payable, accruing interest at 8%, of which $167,108 would be subordinated to dividend payments due the Company's preferred shareholder. Interest expense of $10,266 was accrued on these notes during 2001. The Company continues to manage the communities on behalf of the lessors and recorded management fees totaling $77,296 in 2001 from these two communities. Lease payments totaled $1,224,000, $2,323,524 and $2,806,784 in 2001, 2000 and 1999, respectively.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  RELATED-PARTY TRANSACTIONS (CONTINUED)

     LEASE ARRANGEMENTS (CONTINUED)
     Lease payments deferred in 2001 and 2000 were $668,432 and $490,524, respectively. Total lease payments deferred at December 31, 2001 were $1,158,956. Total interest expense of $113,543 was accrued on these lease deferrals during 2001 and $19,700 was accrued during 2000. Total deferred interest payable on these deferred lease payments was $133,243 at December 31, 2001. The deferred lease and interest payments are subordinate to dividend payments due to the Company's preferred shareholder.

     MANAGEMENT FEES
     In 2001, the Company recorded $51,701 as management fee income and $68,977 as a decrease in deposits under sales contract in connection with a sale manageback arrangement related to a community owned by its majority shareholder.

     SHORT-TERM BORROWINGS
     In March 2001, the Company's Board of Directors approved the conversion of $750,000 of accrued dividends due to the preferred shareholder and $507,877 of deferred lease payments due to the majority shareholder into 857,143 and 580,431 shares of common stock, respectively. Such amounts were classified as noncurrent liabilities at December 31, 2000. In connection with this transaction, the preferred shareholder agreed to waive its dividend for a period of two years and the majority shareholder agreed to provide $1,000,000 in bridge financing (the Bridge Loan). The Company and the preferred shareholder did not complete the conversion into common stock and did not negotiate the final terms and conditions for the dividend waiver. The Company's Articles of Incorporation and state law prohibit the current payment of the preferred dividend since in the judgment of the Company's Board of Directors, the payment of the preferred dividend would jeopardize the ongoing viability of the Company and potentially result in its insolvency. Accordingly, the preferred dividends are classified as long-term liabilities at December 31, 2001. The deferred lease payments are subordinate to the preferred dividends and, accordingly, they are classified as noncurrent liabilities at December 31, 2001.

     Through June 30, 2001, the majority shareholder provided cash advances totaling $750,000 under the Bridge Loan. The majority shareholder earned a $15,000 fee as a result of providing this financing. At June 30, 2001, such advances were combined with additional outstanding amounts due to the majority shareholder and an affiliated company, along with accrued interest, into a demand note in the amount of $1,259,133. At December 31, 2001, the note plus accrued interest totaled $1,368,716. The note was due on June 30, 2002 and is past due. As of November 7, 2002 this note remains unpaid and the Company is attempting to negotiate extensions on these payment obligations.

     On July 3, 2001, the Company's Board of Directors approved a $1,000,000 operating line of credit provided by the majority shareholder. The Company drew $1,000,000 under the line in 2001. The line of credit bears interest at 18%. The majority shareholder earned a $50,000 fee as a result of providing this financing. At December 31, 2001, the note payable plus

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  RELATED-PARTY TRANSACTIONS (CONTINUED)

     SHORT-TERM BORROWINGS (CONTINUED)
     accrued interest totaled $1,076,981. The line was due June 30, 2002 and is past due. As of November 7, 2002 this note remains unpaid and the Company is attempting to negotiate extensions on these payment obligations.

     INTEREST PAID TO RELATED-PARTY
     Interest paid to a construction company owned by the majority shareholder was $18,900 and $49,000 in 2000 and 1999, respectively.

     OTHER
     During December 2000, the Company formed a joint venture with the majority shareholder for the purpose of acquiring four communities for $33.9 million. The four communities, including one formerly accounted for as a capitalized lease, were previously leased from two separate real estate investment trusts. The Company contributed $0.6 million along with its rights to purchase the four communities for a 75% interest in the joint venture. The majority shareholder contributed $1.2 million for a 25% interest. In addition, the venture obtained $32.2 million in bank financing and $0.5 million of seller provided financing in order to complete the four acquisitions.

     On December 26, 2001, the Company and the majority shareholder agreed to a specified distribution of the assets of the joint venture upon its dissolution. Accordingly, the venture was dissolved and 100% of the venture's interest in the Santa Cruz and Clovis, California communities was distributed to the Company and 100% of the venture's interest in the Eugene, Oregon community was distributed to the majority shareholder. The remaining community located in Boise, Idaho and other venture assets were distributed 75% to the Company and 25% to the majority shareholder. As a result of the dissolution, the Company distributed cash of $165,091 and recorded a $31,783 payable to the majority shareholder. This amount is included in current liabilities at December 31, 2001.

     On December 27, 2001, the Company sold to its majority shareholder its Santa Cruz, California community for a net sales price of $11.7 million. The Company received $5.0 million in cash proceeds, of which $2.9 million was retained by the Company, and $2.1 million was used to pay down debt after which $6.7 million of debt was assumed by the majority shareholder. The Company recorded a gain of $2.5 million on the transaction, which has been deferred at December 31, 2001, in accordance with SFAS No. 66, Accounting for Sales of Real Estate, which requires that no profit shall be recognized until it is realized from transactions with outside parties.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.  RETIREMENT PLAN

     Employees of the Company participate in a salary deferral plan under the provisions of Section 401(k) of the Internal Revenue Code whereby they may defer a portion of their gross wages. The employer may make additional contributions to the Retirement Plan. Employer contributions made by the Company totaled approximately $277,153, $154,166 and $137,100 in 2001, 2000 and 1999, respectively.


12.  CONTINGENCIES

     The Company has been burdened by the bankruptcy of its former professional liability claims insurer, Reliance Insurance Company (Reliance). Reliance provided professional liability claims insurance for the Company from March 1, 1998 to March 1, 2001. With Reliance now in liquidation and no longer able to pay any losses or claims expenses, the Company must now defend itself from all claims in which it previously would have been protected through its insurance program.

     As of November 7, 2002, there are several such claims that have been filed against the Company. In addition, the Company is involved in various other lawsuits and claims, including various employment matters arising in the normal course of business.

     The Company believes that the claims are without merit and is vigorously working to settle the matters. However unfavorable outcomes of these claims may have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity. There is no assurance that the Company will be able to settle these claims at a reasonable cost or at all. Even if the Company is successful in defending itself, the attorney fees associated with a defense could jeopardize the ability of the Company to provide a defense. If a judgment is rendered against the Company, the Company may be forced to pursue a court-supervised reorganization.

     At December 31, 2001, the Company has accrued $1.2 million, which represents amounts paid in 2002 or agreed to be paid for settled claims and an estimate for claims still pending.

     The California Department of Social Services filed an accusation against the Company on December 15, 2000 seeking to revoke licenses for eight of the Company's assisted living communities in the state of California. On June 28, 2001, the parties reached a final settlement on the matter. As part of the settlement, the Company agreed to subject three communities to certain conditions of probation, including the maintenance of high quality of care and training standards that exceed regulatory requirements. The Company voluntarily put into place many of these standards prior to the settlement. At November 7, 2002, the Company no longer operates the three communities referred to above.

     The majority shareholder has a claim against the Company for additional salary for 2001 of $226,000 plus a bonus of 25%. The Board of Directors has not agreed that these amounts are payable and, accordingly, these amounts have not been accrued at December 31, 2001.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.  OTHER INCOME, NET

     In 2001, the Company recorded losses of $0.5 million as a result of settlement agreements with the owners of nine of its properties for lease cancellations and exchanged its Bakersfield and Vacaville, California communities for cancellation of convertible notes, recognizing a $12.0 million gain. The Company recorded a $1.5 million loss from the cancellation of leases with entities owned by the majority shareholder. The Company also assigned its leasehold interest in its three Wyoming communities for a $0.1 million gain. In 1999, the Company sold a 45 percent co-tenancy interest in its Modesto, California community. The Company recognized a $0.5 million gain as a result of the sale.


14.  FINANCIAL RESULTS AND LIQUIDITY

     From 1995 to 2000, the Company's revenues increased from $12.6 million to $64.9 million. However, in connection with the opening and lease up of its newly developed communities, the Company incurred substantial operating losses. Although initial operating losses were anticipated, the Company did not foresee the extent of such losses. The Company attributes these losses to the extended time required to fill its communities and the difficulty in maintaining occupancy, which is primarily the result of competitive factors. In 2001, as a result of continuing operating losses and difficulties in obtaining operating licenses for certain of its new buildings, the Company was unable to meet certain of its lease obligations, discontinued all development and construction activities, reduced the number of communities it operates, downsized its workforce and entered into an agreement whereby the Company subcontracted a substantial portion of the management duties for its communities to another unrelated assisted living company. As of December 31, 2001, the Company had reduced its operations to 20 communities with a resident capacity of 2,067 beds.

     As of December 31, 2001, the Company's working capital decreased to a deficit of $5.9 million and its accumulated deficit increased to $35.0 million. Included in current liabilities are payables to the Company's majority shareholder of $2.6 million. Also included in current liabilities, is $8.9 million in debt related to the Company's South Ogden, Utah community, which was opened in January 2001. The Company had been declared in default under terms of the loan agreement and, accordingly, the amount due has been included in current portion of long-term debt at December 31, 2001. In May 2002, the Company transferred the South Ogden, Utah community to the bank in full satisfaction of the related debt. Accordingly, the Company has classified the related South Ogden, Utah property of $8.3 million in current assets as assets held for sale at December 31, 2001.

     Commencing January 1, 2002, the Company subcontracted with an unrelated assisted living company to provide operations management, consulting and accounting services to its assisted living communities. Accordingly, the Company implemented a corporate restructuring plan and laid-off a significant portion of its corporate workforce at December 31, 2001 and in the first quarter of 2002. The Company continues to provide an oversight management role, partnership administration and asset management services, including continued responsibility for placement of insurance and debt financing arrangements.

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  FINANCIAL RESULTS AND LIQUIDITY (CONTINUED)

     The Company anticipates that its cash requirements during 2002 will exceed the cash provided by operations. The Company is exposed to significant liability losses that are uninsured as a result of the bankruptcy of its former professional liability claims insurer that provided professional liability claims insurance for the Company from March 1, 1998 to March 1, 2001. With the insurance company now in liquidation and no longer able to pay any losses or claims expenses, the Company must defend itself from all claims in which it previously would have been protected through its insurance program.

     Given Regent's current liquidity situation, the Company is considering various alternatives that may include the disposition of selected assets and/or the merger or sale of the remaining assets of the business. There can be no assurance the Company will be successful in these pursuits. The matters discussed above raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.


15.  SUBSEQUENT EVENTS

     In February 2002, the Company entered into a lease termination agreement with the REIT owner of its Scottsdale, Arizona Alzheimer community and its assisted living community located in Folsom, California. The Company's leases for these two communities were canceled and the Company was released from all liability thereunder, including any past due obligations to pay rent under the leases and any real estate taxes in excess of $25,000. In 2002, the Company realized a reduction in current liabilities that were recorded at December 31, 2001, of approximately $217,200 as a result of this transaction.

     In May 2002, the Company sold its West Wind community located in Boise, Idaho to a third-party. The Company received $2.8 million in sales proceeds and paid down $2.4 million in debt, recognizing a gain of $272,000 on the transaction.

     The Company abandoned its wholly-owned subsidiary's Elk Grove, California construction project in December 2001 as a result of a declaration of default on the loan agreement by the construction lender. The Company wrote-off $3.8 million in related construction costs and $155,000 in restricted cash deposits, was released from $3.0 million of construction debt and recorded a loss for this project of $0.9 million at December 31, 2001. In May 2002, the Company entered into a settlement agreement with the lender and effective June 3, 2002 transferred its ownership interest in the construction project to a third-party purchaser

REGENT ASSISTED LIVING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


15.  SUBSEQUENT EVENTS (CONTINUED)

     identified by the lender. No cash proceeds were generated for the Company as a result of this transaction. The Company and the majority shareholder had provided guarantees of the construction loan and were relieved of these guarantees upon closing of the transaction. In addition, the settlement agreement provided for the transfer of the Company's South Ogden, Utah community to the lender in lieu of foreclosure. The transfer of the South Ogden, Utah community closed May 31, 2002. The Company recorded a gain in 2002 totaling $1.1 million as a result of this transaction. The lender had declared the Company in default on the $8.9 million loan for the South Ogden, Utah facility in 2001 and, accordingly, this debt was classified as current at December 31, 2001. Accordingly, the related South Ogden, Utah property of $8.3 million was classified as current at December 31, 2001.

     On September 3, 2002, the Company sold its 55% co-tenancy interest in its Modesto community to an unrelated third party for a net sales price of $2.8 million. The Company received $1.0 million in cash proceeds, $0.1 million in notes receivable and satisfied $1.7 million of co-tenancy debt, which was assumed by the buyer. The Company, it's majority shareholder and the unrelated 45% co-tenant continue to guarantee the full $3.0 million in debt assumed by the buyer. The Company recorded a gain in 2002 totaling $1.0 million as a result of this transaction.

     On September 18, 2002, the Company assigned its lease of its San Antonio community to an unrelated assisted living company for $408,000. The Company recorded a gain in 2002 of approximately $327,000 as a result of this transaction. In connection with the assignment, the lessor released to the Company the cash deposit held under a letter of credit arrangement in the amount of $741,752, which amount is included in restricted cash at December 31, 2001.